Form 10-Q
period 1995-03-31
AMERICAN FILTRONA CORP
filed 1995-05-04
CIK 5009

Page 1 of 7


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995

                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-7163

                       AMERICAN FILTRONA CORPORATION
                                (Registrant)

        Virginia                                  54-0574583
(State of incorporation)                       (I.R.S. employer
                                             identification no.)


  3951 WESTERRE PARKWAY, SUITE 300
  RICHMOND, VIRGINIA                                23233
    (Executive offices)                           (Zip code)

Registrant's telephone number:  804-346-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.     Yes.    X         No.

Number of shares of common stock outstanding as of May 4, 1995:
3,732,942
                                        -1-



                             AMERICAN FILTRONA CORPORATION




                                         INDEX




                                                            Page No.

   Part I. Financial Information

       Condensed Consolidated Balance Sheet                     3

       Condensed Consolidated Statement of Income               4

       Condensed Consolidated Statement of Cash Flows           5

       Notes to Condensed Consolidated Financial Statements     5

       Management's Discussion and Analysis of Financial
           Statements                                           6

   Part II. Other Information                                   7

   Signatures                                                   7

















                                        -2-


                          PART I. FINANCIAL INFORMATION

                          AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 1995 (Unaudited) and December 31, 1994

                                         1995             1994
           ASSETS

Current assets
   Cash, including short-term
      investments                    $ 30,310,524     $ 30,522,492
   Accounts receivable                 19,626,274       17,349,786
   Inventories                         19,073,615       17,106,615
   Prepaid expenses                     1,020,865        1,347,460
      Total current assets             70,031,278       66,326,353

Property, plant and equipment          25,550,865       25,996,544

Other assets
   Excess cost over net assets of
     businesses acquired                5,333,433        5,433,259
   Notes receivable                     2,350,455        2,350,455
   Other assets                           361,111          386,995
                                        8,044,999        8,170,709
                                     $103,627,142     $100,493,606


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                  $ 15,410,986     $ 15,118,379
   Accrued expenses                     4,092,077        3,811,432
   Income taxes                         1,522,709          380,889
      Total current liabilities        21,025,772       19,310,700

Other liabilities
   Notes payable                        1,300,000        1,300,000
   Deferred income taxes                  139,328          151,328
   Other liabilities                      795,137          657,408
   Special charges                        597,011          709,226
                                        2,831,476        2,817,962

Shareholders' equity
   Common stock, $1 par value           3,732,942        3,736,042
   Additional capital                     711,502          812,452
   Retained earnings                   76,597,452       75,085,671
   Cumulative translation adjustment   (1,272,002)      (1,269,221)
                                       79,769,894       78,364,944
                                     $103,627,142     $100,493,606

                                        -3-


                           AMERICAN FILTRONA CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                Three-Month Periods Ended March 31, 1995 and 1994
                                    (Unaudited)

                                          1995             1994


          Revenues
             Net sales                $44,632,733      $36,199,273
             Investment income            290,573          166,038
                                       44,923,306       36,365,311

          Costs and expenses
             Cost of products sold     35,808,297       29,154,235
             Selling, research,
              administrative and
              general                   5,293,742        4,498,611
                                       41,102,039       33,652,846

          Income before income taxes    3,821,267        2,712,465

          Income taxes                  1,375,000          975,000

          Income from continuing
             operations                 2,446,267        1,737,465

          Discontinued operations,
            net of income taxes                 -        1,619,909

          Net income                  $ 2,446,267      $ 3,357,374

          Average shares outstanding    3,736,044        3,743,277

          Earnings per share
             Continuing operations          $ .65            $ .46
             Discontinued operations            -              .43

             Net income                     $ .65            $ .89

          Dividends per share               $ .25            $ .24


                                        -4-



                            AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three-Month Periods Ended March 31, 1995 and 1994
                                    (Unaudited)

                                          1995            1994

Operating
 Income from continuing operations    $ 2,446,267     $ 1,737,465
 Reconciling items
   Depreciation and amortization        1,504,452       1,135,247
   Deferred income taxes                  (12,000)         (2,341)
   Special charges                       (112,215)              -
   Increase (decrease) from noncash
     working capital                   (2,201,822)      1,435,163
   Other - net                            146,331         (84,542)
                                        1,771,013       4,220,992

Investing
  Acquisitions and dispositions of
    property, plant and equipment        (944,446)     (4,100,569)

Financing
  Issuance of common stock                 34,075         160,118
  Purchase of common stock               (138,125)              -
  Dividends paid                         (934,485)       (898,433)
                                       (1,038,535)       (738,315)

Net cash (used) by continuing
  operations                             (211,968)       (617,892)

Net cash (used) by discontinued
  operations                                    -        (827,752)

Net (decrease) in cash
  and short-term investments          $  (211,968)    $(1,445,644)


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the three-month period ended
March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1994 Form 10-K.

NOTE B. INVENTORIES

At March 31, 1995 and December 31, 1994 inventories consisted of
(in thousands):

                                          1995        1994
FIFO
 Finished products                      $ 9,284     $ 7,813
 Work in process                          1,652       1,546
 Raw materials                            9,789       9,242
                                         20,725      18,601
 Less excess of FIFO over LIFO
   inventory value                        1,651       1,494
                                        $19,074     $17,107


Inventories stated at LIFO approximated $9,256 (1994 - $8,135).


NOTE C.  DISCONTINUED OPERATIONS

In April, 1994 the Company completed the sale of its industrial filtration segment effective as of March 31, 1994 for a cash sales price of $15,875,000. The gain on disposal was reflected in the 1994 second quarter. For the 1994 first quarter net sales were $4,788,000 and income from operations was $120,000, net of applicable taxes of $100,000. In addition the 1994 first quarter included required recognition of tax credits amounting to $1,500,000 related to the disposition which were reversed when the gain was reported in the second quarter.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company maintained its strong financial condition and liquidity. Cash and short-term investments represented 29% of total assets at March 31, 1995 compared to 30% at December 31, 1994. The ratio of current assets to current liabilities was 3.3 at March 31, 1995 compared to 3.4 at December 31, 1994.


INCOME STATEMENT

Comparison Between Three-Month Periods Ended March 31, 1995 and
1994

Net sales increased 23% between the first quarters of each year. The bonded fibers segment increase was led by very strong growth in writing instrument and medical diagnostic test kit components along with modest growth in tobacco filters. Plastic products segment sales increased substantially as each of the established companies contributed to the very strong growth aided by the Tri-Lite Plastics companies acquired in mid-1994. Investment income increased 75% as a result of the higher level of investments and improved yields.

Costs and expenses increased 22%. Cost of products sold increased at about the same rate as sales, while selling, research, administrative and general expenses increased at a lesser rate.

Bonded fibers segment operating earnings increased substantially as a result of the higher sales and improved operating efficiencies, particularly at the conventional filter facility. The plastic products segment also posted substantially higher earnings as improved operating results of each of the five established plastic extrusion companies boosted by the Tri-Lite companies more than offset poor results at the Canadian flexible packaging company. The combination of these factors produced a 41% increase in pretax income.

Income taxes increased 41% in proportion to the higher level of income. Therefore, income from continuing operations and related earnings per share also increased 41%.

In the 1994 first quarter the discontinued industrial filtration segment reported income of $1,600,000 or 43 cents per share including tax credits of $1,500,000 or 40 cents per share related to the disposition. The sale was completed in April, 1994 effective as of March 31, 1994. See Note C for additional information.

                     PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN FILTRONA CORPORATION
                                       (Registrant)


Date  May 4, 1995           /s/ John D. Barlow, Jr.
                                 John D. Barlow, Jr.
                                 Vice President-Finance
                                 (Chief Financial Officer)