Form 10-Q
period 1995-06-30
AMERICAN FILTRONA CORP
filed 1995-08-01
CIK 5009

Page 1 of 7


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

                                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934



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



Number of shares of common stock outstanding as of August 1, 1995:  3,734,242



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






















                                      -2-

                         PART I. FINANCIAL INFORMATION

                         AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                June 30, 1995 (Unaudited) and December 31, 1994

                                                             1995              1994
                                                         ------------      ------------
                           ASSETS
Current assets
   Cash, including short-term investments                $ 29,585,727      $ 30,522,492
   Accounts receivable                                     22,865,797        17,349,786
   Inventories                                             17,270,298        17,106,615
   Prepaid expenses                                         1,277,843         1,347,460
                                                         ------------      ------------
      Total current assets                                 70,999,665        66,326,353

Property, plant and equipment                              25,662,902        25,996,544

Other assets
   Excess cost over net assets of businesses acquired       5,298,830         5,433,259
   Notes receivable                                         2,434,843         2,350,455
   Other assets                                               335,362           386,995
                                                         ------------      ------------
                                                            8,069,035         8,170,709
                                                         ------------      ------------
                                                         $104,731,602      $100,493,606
                                                         ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 16,518,085      $ 15,118,379
   Accrued expenses                                         4,379,898         3,811,432
   Income taxes                                               195,439           380,889
                                                         ------------      ------------
      Total current liabilities                            21,093,422        19,310,700

Other liabilities
   Notes payable                                              650,000         1,300,000
   Deferred income taxes                                       85,329           151,328
   Other liabilities                                          930,842           657,408
   Special charges                                            614,848           709,226
                                                         ------------      ------------
                                                            2,281,019         2,817,962

Shareholders' equity
   Common stock, $1 par value                               3,733,442         3,736,042
   Additional capital                                         719,878           812,452
   Retained earnings                                       77,900,514        75,085,671
   Cumulative translation adjustment                         (996,673)       (1,269,221)
                                                         ------------      ------------
                                                           81,357,161        78,364,944
                                                         ------------      ------------
                                                         $104,731,602      $100,493,606
                                                         ============      ============

                                      -3-



                         AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      Periods Ended June 30, 1995 and 1994
                                  (Unaudited)

                                        Three Months                   Six Months
                                  -------------------------     -------------------------
                                     1995          1994            1995          1994
                                  -----------   -----------     -----------   -----------
Revenues
   Net sales                      $44,960,034   $35,912,889     $89,592,767   $72,112,162
   Investment income                  330,271       275,393         620,844       441,431
                                  -----------   -----------     -----------   -----------
                                   45,290,305    36,188,282      90,213,611    72,553,593

Costs and expenses
   Cost of products sold           37,130,007    29,186,095      72,938,304    58,340,329
   Selling, research,
      administrative and
      general                       4,674,000     4,507,141       9,967,742     9,005,753
                                  -----------   -----------     -----------   -----------
                                   41,804,007    33,693,236      82,906,046    67,346,082
                                  -----------   -----------     -----------   -----------

Income before income taxes          3,486,298     2,495,046       7,307,565     5,207,511

Income taxes                        1,250,000       900,000       2,625,000     1,875,000
                                  -----------   -----------     -----------   -----------

Income from continuing operations   2,236,298     1,595,046       4,682,565     3,332,511

Discontinued operations, net of
   income taxes                             -     2,334,950               -     3,954,859
                                  -----------   -----------     -----------   -----------

Net income                        $ 2,236,298   $ 3,929,996     $ 4,682,565   $ 7,287,370
                                  ===========   ===========     ===========   ===========


Average shares outstanding          3,733,194     3,751,408       3,734,612     3,747,365


Earnings per share
   Continuing operations                 $.60         $ .43           $1.25         $ .89
   Discontinued operations                  -           .62               -          1.05
                                         ----         -----           -----         -----
   Net income                            $.60         $1.05           $1.25         $1.94
                                         ====         =====           =====         =====

Dividends per share                      $.25         $ .24           $ .50         $ .48

                         AMERICAN FILTRONA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 Six-Month Periods Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                             1995             1994
                                                         -----------      -----------
Operating
   Income from continuing operations                     $ 4,682,565      $ 3,332,511
   Reconciling items
      Depreciation and amortization                        3,087,617        2,349,044
      Deferred income taxes                                  (65,999)         (73,642)
      Special charges                                        (94,378)        (254,361)
      Increase (decrease) from noncash working
         capital                                          (3,827,355)       2,220,162
      Other - net                                            310,864          (33,472)
                                                         -----------      -----------
                                                           4,093,314        7,540,242

Investing
   Acquisitions and dispositions of
      property, plant and equipment                       (2,332,795)      (6,918,974)
   Business acquisition, net of cash                               -       (2,472,166)
   Increase in notes receivable                              (84,388)               -
                                                         -----------      -----------
                                                          (2,417,183)      (9,391,140)
Financing
   Decrease in notes payable                                (650,000)               -
   Issuance of common stock                                   42,951          241,330
   Purchase of common stock                                 (138,125)               -
   Dividends paid                                         (1,867,722)      (1,798,956)
                                                         -----------      -----------
                                                          (2,612,896)      (1,557,626)
                                                         -----------      -----------

Net cash (used) by continuing operations                    (936,765)      (3,408,524)

Net cash provided by discontinued operations (includes
   proceeds from sale of $15,875,000)                              -       13,792,966
                                                         -----------      -----------

Net increase (decrease) in cash and short-term
   investments                                           $  (936,765)     $10,384,442
                                                         ===========      ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1994 Form 10-K.

NOTE B. INVENTORIES

At June 30, 1995 and December 31, 1994 inventories consisted of (in thousands):

                                                            1995        1994
                                                          -------     -------
FIFO
   Finished products                                      $ 7,661     $ 7,813
   Work in process                                          2,006       1,546
   Raw materials                                            9,457       9,242
                                                          -------     -------
                                                           19,124      18,601
Less excess of FIFO over LIFO
   inventory value                                          1,854       1,494
                                                          -------     -------
                                                          $17,270     $17,107
                                                          =======     =======


Inventories stated at LIFO approximated $8,293 (1994 - $8,135).

NOTE C.  DISCONTINUED OPERATIONS

In April, 1994 the Company completed the sale of its industrial filtration segment effective as of March 31, 1994 for a cash sales price of $15,875,000. For 1994 the gain on disposal of the segment of $3,835,000 after income tax credits, or $1.02 per share ($2,999,000 pretax), includes other income and costs incurred in connection with the disposal. The second quarter gain on disposal of the segment of $2,335,000 after income taxes or 62 cents per share when combined with the $1,500,000 or 40 cents per share tax credit reported in the first quarter reflects the gain reported for the six-month period. For 1994 net sales were $4,788,000 and income from operations was $120,000 net of applicable taxes of $100,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company maintained its strong financial condition and liquidity. Cash and short-term investments represented 28% of total assets at June 30, 1995 compared to 30% at December 31, 1994. The ratio of current assets to current liabilities was 3.4 at June 30, 1995 and December 31, 1994.

INCOME STATEMENT

Comparison Between Three-Month and Six-Month Periods Ended June 30, 1995 and
1994

Net sales increased 25% between the second quarters and 24% between the six months of each year. Bonded fibers segment and plastic products segment sales increased for the quarter and six-month periods. The strong sales growth of the first half could slow somewhat as several locations experienced some softening of orders in the second quarter.

Investment income increased 20% between the second quarters and 41% between the six months of each year primarily as a result of improved yields.

Costs and expenses increased 24% between the second quarters and 23% between the six months of each year which was in line with the sales increase. Cost of products sold increased at a somewhat higher rate than sales, while selling, research, administrative and general expenses increased at a lesser rate.

The bonded fibers segment operating earnings increased substantially from the sales growth and because the 1994 second quarter earnings were reduced by a non-recurring charge of approximately $900,000. The plastic products segment recorded significantly increased operating results. Overall improvement by the five established plastic extrusion companies was aided by the mid-1994 acquisition of the Tri-Lite Plastics companies. The extrusion operations' earnings more than offset poor performance by the Canadian flexible packaging company resulting from production inefficiencies caused in part by high preparation costs for increased business with a major customer. The combination of these factors resulted in 40% increases in pretax income between the second quarters and six months of each year.

Income taxes increased about 40% between the second quarters and six months of each year. Therefore, income from continuing operations and related earnings per share also increased by about 40% between each period.

In 1994 reported income of the discontinued industrial filtration segment was $2,300,000 or 62 cents per share for the second quarter related to the sale and approximately $4,000,000 or $1.05 per share for the six months which included modest earnings prior to the sale. See Note C for additional information.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  Date of meeting -- Annual Meeting of Shareholders, April 25, 1995
     (c) Other matters -- Approval of the following item was obtained at the Annual Meeting of Shareholders:
          1.  The 1995 Stock Incentive Plan:
              Affirmative votes = 2,985,481, Negative votes = 150,691,
              Abstain = 273,802
          The above action was submitted to the shareholders in the registrant's Proxy Statement dated March 10, 1995 previously filed with the Commission.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1995.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             AMERICAN FILTRONA CORPORATION
                                                     (Registrant)





Date    August 1, 1995                       /s/John D. Barlow, Jr., Vice
                                             President-Finance (Chief Financial
                                             Officer)