Form 10-Q
period 1995-09-30
AMERICAN FILTRONA CORP
filed 1995-10-31
CIK 5009

Page 1 of 7


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                         Commission File Number 0-7163


                         AMERICAN FILTRONA CORPORATION
                                  (Registrant)



            Virginia                                     54-0574583
    (State of incorporation)                    (Employer identification no.)




  3951 WESTERRE PARKWAY, SUITE 300
  RICHMOND, VIRGINIA                                                 23233
        (Executive offices)                                       (Zip code)



Registrant's telephone number:  804-346-2400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.     Yes.   X     No.


Number of shares of common stock outstanding as of October 31, 1995:  3,734,242

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

                         PART I. FINANCIAL INFORMATION

                         AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
              September 30, 1995 (Unaudited) and December 31, 1994

                                                             1995             1994
                                                         ------------     ------------
                           ASSETS
Current assets
   Cash, including short-term investments                $ 36,060,679     $ 30,522,492
   Accounts receivable                                     20,651,894       17,349,786
   Inventories                                             19,437,495       17,106,615
   Prepaid expenses                                         1,421,079        1,347,460
                                                         ------------     ------------
      Total current assets                                 77,571,147       66,326,353

Property, plant and equipment                              25,167,492       25,996,544

Other assets
   Excess cost over net assets of businesses acquired       5,205,300        5,433,259
   Notes receivable                                         2,434,843        2,350,455
   Other assets                                               309,247          386,995
                                                         ------------     ------------
                                                            7,949,390        8,170,709
                                                         ------------     ------------
                                                         $110,688,029     $100,493,606
                                                         ============     ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 19,019,094     $ 15,118,379
   Accrued expenses                                         5,446,048        3,811,432
   Income taxes                                               452,537          380,889
                                                         ------------     ------------
      Total current liabilities                            24,917,679       19,310,700

Other liabilities
   Notes payable                                              650,000        1,300,000
   Deferred income taxes                                      340,157          151,328
   Other liabilities                                        1,076,040          657,408
   Special charges                                            458,653          709,226
                                                         ------------     ------------
                                                            2,524,850        2,817,962

Shareholders' equity
   Common stock, $1 par value                               3,734,242        3,736,042
   Additional capital                                         734,077          812,452
   Retained earnings                                       79,641,821       75,085,671
   Cumulative translation adjustment                         (864,640)      (1,269,221)
                                                         ------------     ------------
                                                           83,245,500       78,364,944
                                                         ------------     ------------
                                                         $110,688,029     $100,493,606
                                                         ============     ============

                         AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   Periods Ended September 30, 1995 and 1994
                                  (Unaudited)

                                        Three Months                     Nine Months
                                  -------------------------     ----------------------------
                                     1995          1994             1995            1994
                                  -----------   -----------     ------------    ------------
Revenues
   Net sales                      $43,481,450   $38,487,216     $133,074,217    $110,599,378
   Investment income                  330,099       276,770          950,943         718,201
                                  -----------   -----------     ------------    ------------
                                   43,811,549    38,763,986      134,025,160     111,317,579

Costs and expenses
   Cost of products sold           34,854,371    31,413,065      107,792,675      89,753,394
   Selling, research,
      administrative and
      general                       4,851,297     4,475,474       14,819,039      13,481,227
                                  -----------   -----------     ------------    ------------
                                   39,705,668    35,888,539      122,611,714     103,234,621
                                  -----------   -----------     ------------    ------------

Income before income taxes          4,105,881     2,875,447       11,413,446       8,082,958

Income taxes                        1,375,000     1,025,000        4,000,000       2,900,000
                                  -----------   -----------     ------------    ------------

Income from continuing operations   2,730,881     1,850,447        7,413,446       5,182,958

Discontinued operations, net of
   income taxes                             -             -                -       3,954,859
                                  -----------   -----------     ------------    ------------

Net income                        $ 2,730,881   $ 1,850,447     $  7,413,446    $  9,137,817
                                  ===========   ===========     ============    ============

Average shares outstanding          3,734,059     3,753,847        3,734,425       3,749,549


Earnings per share
   Continuing operations                $ .73          $.49            $1.98           $1.38
   Discontinued operations                  -             -                -            1.05
                                        -----          ----            -----           -----

   Net income                           $ .73          $.49            $1.98           $2.43
                                        =====          ====            =====           =====

Dividends per share                     $.265          $.25            $.765           $ .73

                         AMERICAN FILTRONA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              Nine-Month Periods Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                             1995             1994
                                                        ------------      -----------
Operating
   Income from continuing operations                    $  7,413,446      $ 5,182,958
   Reconciling items
      Depreciation and amortization                        4,643,176        3,659,021
      Deferred income taxes                                  188,829          (74,751)
      Special charges                                       (250,573)        (509,812)
      Increase (decrease) from noncash working
         capital                                             (99,628)         403,791
      Other - net                                            499,841           70,092
                                                        ------------      -----------
                                                          12,395,091        8,731,299

Investing
   Acquisitions and dispositions of
      property, plant and equipment                       (3,185,045)      (7,889,262)
   Business acquisition, net of cash                               -       (2,472,166)
   Increase in notes receivable                              (84,388)               -
                                                        ------------      -----------
                                                          (3,269,433)     (10,361,428)

Financing
   Decrease in notes payable                                (650,000)               -
   Issuance of common stock                                   57,950          277,685
   Purchase of common stock                                 (138,125)               -
   Dividends paid                                         (2,857,296)      (2,737,467)
                                                        ------------      -----------
                                                          (3,587,471)      (2,459,782)
                                                        ------------      -----------

Net cash provided (used) by continuing operations          5,538,187       (4,089,911)

Net cash provided by discontinued operations
   (includes proceeds from sale of $15,875,000)                    -       13,792,966
                                                        ------------      -----------

Net increase in cash and short-term investments         $  5,538,187      $ 9,703,055
                                                        ============      ===========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1994 Form 10-K.

NOTE B. INVENTORIES

At September 30, 1995 and December 31, 1994 inventories consisted of (in thousands):

                                                            1995        1994
                                                          -------     -------
FIFO
   Finished products                                      $ 8,120     $ 7,813
   Work in process                                          2,690       1,546
   Raw materials                                           10,763       9,242
                                                          -------     -------
                                                           21,573      18,601
Less excess of FIFO over LIFO
   inventory value                                          2,136       1,494
                                                          -------     -------
                                                          $19,437     $17,107
                                                          =======     =======

Inventories stated at LIFO approximated $9,253 (1994 - $8,135).

NOTE C. DISCONTINUED OPERATIONS

In April, 1994 the Company completed the sale of its industrial filtration segment effective as of March 31, 1994 for a cash sales price of $15,875,000. For 1994 the gain on disposal of the segment of $3,835,000 after income tax credits, or $1.02 per share ($2,999,000 pretax), includes other income and costs incurred in connection with the disposal. For 1994 net sales were $4,788,000 and income from operations was $120,000 net of applicable income taxes of $100,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company's strong financial condition and liquidity continue as reflected in the accompanying consolidated financial statements. Cash and short-term investments represented 33% of total assets at September 30, 1995 compared to 30% at December 31, 1994. The ratio of current assets to current liabilities was 3.1 at September 30, 1995 compared to 3.4 at December 31, 1994. The changes in the various components of working capital arose from the higher level of business activity.

INCOME STATEMENT

Comparison Between Three-Month and Nine-Month Periods Ended September 30, 1995 and 1994

Net sales increased 13% between the third quarters and 20% between the nine months of each year. As anticipated the very strong sales growth of the first half slowed somewhat in the third quarter. In the bonded fibers segment order softness continued in writing instrument components and, in the plastic products segment, industry-wide order softness occurred in the plastic extrusion operations offset by a very substantial sales increase at the Canadian flexible packaging operation.

Investment income increased 19% between the third quarters and 32% between the nine months of each year primarily as a result of improved yields.

Costs and expenses increased 11% between the third quarters and 19% between the nine months of each year which were generally in line with the sales increases. Cost of products sold from normal operations increased at a higher rate than sales as a result of shifts in the mix of products sold, but was more than offset by a one-time recovery of costs at the Canadian flexible packaging company from settling litigation amounting to approximately $1,200,000 pretax. Selling, research, administrative and general expenses increased at a lesser rate than sales.

The combination of the above factors resulted in pretax income increases of 43% between the third quarters and 41% between the nine months of each year including the one-time recovery of costs.

Income taxes increased 34% between the third quarters and 38% between the nine months of each year. The recovery of costs by the Canadian flexible packaging company offset prior quarters' losses resulting in a lower estimate of effective tax rates for the third quarter and nine-month periods. Therefore, income from continuing operations and related earnings per share increased by 48% and 49% between the third quarters and 43% and 44% between the nine months of each year. Without the one-time recovery of costs income from continuing operations and earnings per share would have increased 6% and 8% between the third quarters and 28% and 29% between the nine months of each year.

In 1994 reported income of the discontinued industrial filtration segment for the nine-month period was approximately $4,000,000 or $1.05 per share which included modest earnings prior to the sale. See Note C for additional information.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1995.





                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN FILTRONA CORPORATION
                                                     (Registrant)


Date  October 31, 1995               /s/John D. Barlow, Jr.
                                     John D. Barlow, Jr., Vice President-Finance
                                     (Chief Financial Officer)