Form 10-K
period 1995-12-31
AMERICAN FILTRONA CORP
filed 1996-03-29
CIK 5009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


/ X / Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
      Exchange Act of 1934 [Fee Required]

      For the fiscal year ended December 31, 1995 or

/   / Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 [No Fee Required]

Commission file number 0-7163


                 AMERICAN FILTRONA CORPORATION
                         (Registrant)


           VIRGINIA                       54-0574583
          (State of                    (I.R.S. Employer
        Incorporation)                Identification No.)

3951 WESTERRE PARKWAY, SUITE 300
RICHMOND, VIRGINIA                             23233
(Executive Offices)                         (Zip Code)

Registrant's telephone number - (804) 346-2400

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, Par Value $1 per share
                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes.  X   No.____
                                                 -----

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. ____


Aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 29, 1996: $65,300,945*

Number of shares of Common Stock outstanding as of January 29, 1996:  3,736,292

------------------------

         *In determining this figure, an aggregate of 1,843,511 shares of Common Stock reported in the registrant's proxy statement for the 1996 annual meeting of stockholders as beneficially owned on January 29, 1996 by Rudolph H. Bunzl, Frances B. Bunzl, and the co-trustees of certain trusts for the benefit of the wife of Rudolph H. Bunzl and others and the children of Rudolph H. Bunzl and of Walter H. Bunzl have been excluded as held by affiliates. Such exclusions shall not constitute an admission that any of such persons is an affiliate. The aggregate market value has been computed based on the closing price in the NASDAQ Over-The-Counter National Market as reported by The Wall Street Journal for Monday, January 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE


         1. Portions of American Filtrona Corporation's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

         2. Portions of American Filtrona Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.


                                     PART I
Note: Unless the context otherwise indicates, the term "Company", as used hereafter, refers to American Filtrona Corporation and its subsidiaries.


ITEM 1.           BUSINESS


                                    GENERAL

         American Filtrona Corporation was incorporated in New York in 1954 and in 1971 moved its domicile from New York to Virginia, where it is now incorporated. The Company develops and manufactures various fiber products in the United States and various plastic products in the United States and Canada. The Company's principal products are: fiber filters for cigarettes and cigars; fiber ink reservoirs and tips for writing instruments and other bonded fiber specialties; and a variety of plastic products, converted from plastic resins and films and used in food packaging, lighting fixtures, signs and displays and many other applications. In 1995, bonded fiber products represented 35% of the Company's consolidated net sales and plastic products represented 65% of consolidated net sales. The Company employs approximately 1,150 persons.

         The Company's business is described more fully below.

                             BONDED FIBER PRODUCTS

TOBACCO FILTERS

         At its Richmond, Virginia plants the Company manufactures from fibers a variety of tobacco filters for cigarettes and cigars. The Company sells these filters primarily to major cigarette manufacturers that either produce or are capable of producing their own filters and have far greater financial resources. Therefore, to retain its relative position in the industry the Company depends upon its research to develop specialty or patented filters and upon its customer service.

         The Company believes that it is presently one of three independent manufacturers of tobacco filters in the United States. The vast majority of filters are manufactured by the cigarette companies themselves. In 1995, the Company's cigarette filters were used on only about 2% of all cigarettes sold in the United States and only about 3% of cigarettes manufactured in the United States.

         The Company's patented FILTRONA(R) SCS filter has had good acceptance since its introduction in mid-1970 and accounted for about 13% of the Company's 1995 bonded fibers sales. FILTRONA(R) SCS IV, the latest generation of filters resulting from specialized production equipment designed by the Company, is used by R. J. Reynolds Tobacco Company ("Reynolds"), a subsidiary of RJR Nabisco Inc., on its "Vantage" brand cigarettes. The "Vantage" cigarette, which is the main brand on which this filter is used, is one of the leading cigarette brands in the United States.

         The Company produces filters for "Merit Ultima" brand cigarettes for subsidiaries of Philip Morris Companies Inc. (collectively, "Philip Morris"), using Philip Morris' concept and design and utilizing the Company's process capabilities and technology. The Company also produces filters for "Next" and "Philip Morris One" brand cigarettes that are sold by Philip Morris in Japan. FILTRONA(R) TWA specialty filters continue to be supplied and are used by Brown & Williamson Tobacco Corporation on "Barclay", "Kool Ultra" and "Capri" brand cigarettes. FILTRONA(R) cigarette filters are also used on some smaller U.S. and foreign cigarette and cigar brands. Charcoal dual filters are sold to domestic cigarette manufacturers for export sales to the Far East, particularly Japan.

         During 1995, the Company had approximately 26 tobacco filter customers, the largest of which was Philip Morris, with approximately 12% of the Company's net sales and approximately 35% of the Company's bonded fibers sales. Any significant loss of the Philip Morris business could have a materially adverse effect on the Company's sales and income.

         Reports and speculation with respect to the alleged harmful physical effect of cigarette smoking have been published since the early 1950's. In the United States, cigarette advertising has been restricted, various warning statements have been required to be placed on cigarette packaging and in advertising, prohibitions against smoking in public and certain non-public areas have been enacted and various other official and unofficial steps have been taken to discourage cigarette smoking. In addition, litigation is pending against leading U.S. manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. Also, sales and other taxes affecting cigarettes, levied by the federal government and various states and municipalities, have been increasing in recent years. In 1995, the Food and Drug Administration sought to assert jurisdiction over the advertising and marketing of cigarettes. A number of foreign countries have also increased taxes and taken steps to restrict cigarette advertising and to discourage cigarette smoking. The Company believes, however, that its emphasis on tobacco filters with high filtration efficiency or other special properties might reduce to some degree any adverse effect that these developments might have on the Company's sales and earnings. Moreover, any increase in the Company's U.S. cigarette filter market share could further counteract such adverse effects.

WRITING INSTRUMENT PRODUCTS

         The Company manufactures ink reservoirs, writing tips and wicks from fibers at its primary Richmond, Virginia plant, utilizing the same types of raw materials and machinery as are used for the manufacture of tobacco filters. Ink reservoirs for marking pens, markers and highlighters are sold under the trade name TRANSORB(R). Virtually all of the major domestic handwriting reservoir customers using ink reservoirs have converted to the TRANSORB(R) XPE reservoir and the range of applications has been expanded to include highlighters and "pocket" markers. The Company's market share with the Japanese handwriting instrument manufacturers has grown based on acceptance of this product. The Company has also introduced the TRANSORB(R) XPT reservoir, a large diameter ink reservoir. Writing tips for porous point pens and markers are sold under the trade name TRANSTIP(R). Wicks for ink transfer to the ball tip in roller ball pens are sold under the trade name TRANSWICK(R).

         Approximately 77 writing instrument manufacturers purchase these products from the Company, generally under purchase orders and not under long-term contracts. During 1995, the largest such customer accounted for about 4.1% of the Company's net sales.

         No published data or statistics are available on domestic or foreign competitors in supplying ink reservoirs and writing tips to the writing instrument industry in the United States. However, the Company believes it has about 16 such competitors and is the leading United States supplier of ink reservoirs to the felt tip and fine line pen market. The Company relies on customer service and know-how to maintain its relative position in this business.

OTHER BONDED FIBER PRODUCTS

         The Company produces miscellaneous other fiber elements that can be used in liquid reservoirs and applicators and various filtration applications in the health care, personal care and household products industries, including wicks for diagnostic test devices and pipette tip filters. Sales of these other fiber products in 1995 were about 3.2% of the Company's net sales.

DISTRIBUTION AND PROMOTION

         All of the Company's domestic sales of tobacco filters and substantially all of its domestic and export sales of ink reservoirs and writing tips are made to industrial customers from the Richmond, Virginia plants. Approximately 92% of the Company's 1995 sales of bonded fiber products were made to domestic customers.

         The Company relies on personal contact with its customers for the promotion of its bonded fiber products. Advertising is used only occasionally in the development of new markets for certain specialty products.

                                PLASTIC PRODUCTS

         The  Company's   plastic  products   business  is  conducted  by  eight
subsidiaries: Southern Plastics Company ("Southern Plastics"), an extruder located in Columbia, South Carolina; Porth Plastic Company ("Porth"), an extruder located in Des Plaines, Illinois; A&B Plastics, Inc. ("A&B"), an
extruder located in Yakima, Washington; Duall Plastics, Inc. ("Duall"), an extruder located in Athol, Massachusetts; A&B Plastics-Southwest, Inc. ("A&B Southwest"), an extruder located in Phoenix, Arizona; Tri-Lite Plastics, Inc., an extruder located in Fallsington, Pennsylvania ("Tri-Lite"); Tri-Lite Plastics-South, Inc., an extruder located in Pell City, Alabama ("Tri-Lite South"); and Filpac Inc. ("Filpac"), a custom converter of flexible packaging materials located in Terrebonne, Quebec, Canada near Montreal.

         Custom extruded profiles, conforming to rigid standards, are sold to original equipment manufacturers ("OEM's") in the lighting fixture, sign and display, commercial refrigeration, recreational equipment, transportation equipment, fencing, health care, office products, marine and electronics industries. Extruded flat sheets are sold to OEM's in the lighting fixture, sign and display, glazing and marine industries, and to vacuum formers, fabricators and distributors. The Company's plastic extrusions are sold through sales engineers and through manufacturers' representatives. Personal contact rather than advertising is relied upon to promote these products.

         Filpac sells flexible packaging materials, primarily for the Canadian snack food industry. Filpac purchases a variety of plastic films that are then printed, laminated, coated, slit and sold in rolls for further conversion by customers. The primary converting operations are flexographic printing of up to eight colors, backside-patterned adhesive coating and/or adhesive thin film lamination of a variety of packaging films. Rolls are sold directly to food processors, supermarkets, bakeries and others who use these products to package a variety of snack foods such as potato chips, peanuts and candies. These products are sold directly by Filpac to about 100 customers located in Quebec and Ontario, Canada and the United States. Promotion of these products is by personal contact rather than advertising.

         About 24% of plastic product sales for 1995 were made to the food packaging industry, 20% to the lighting fixture industry and 11% to the sign and display industry. The remaining sales were spread among a variety of applications discussed above. The largest customer accounted for about 8.6% of the Company's 1995 net sales.

         The plastic products business is highly competitive, and there are plastic extruders and flexible packaging converters with greater resources than the Company. The Company has a number of major competitors in its plastic products market areas but believes that it is a significant supplier of flexible packaging materials in eastern Canada and of plastic profile extrusions in the United States.

                               SOURCES OF SUPPLY

         The Company's diverse raw material requirements are widely available from many different suppliers. The Company has no long-term contracts with its suppliers; however, the Company believes its sources of supply to be adequate at present sales levels. The Company's energy requirements are relatively low.

                            RESEARCH AND DEVELOPMENT

         Patented tobacco filters have been introduced by the Company periodically since 1958. The Company's writing instrument product line and its bonded fiber lines for other industries were derived from its basic technology in the area of tobacco filters. See BONDED FIBER PRODUCTS above.

         The Company conducts its bonded fiber products research, development and engineering program at its Richmond facilities and is constantly engaged in new product and process development. During 1995, the Company spent approximately $2,558,000 on research activities relating to development and engineering of new products or improvements of existing products and processes, all of which was Company sponsored. During 1994 and 1993, about $2,377,000 and $2,263,000, respectively, was spent on such activities, all of which were Company sponsored.

         The Company owns 36 U.S. patents in the fiber products area. The Company considers 7 of its patents to be material with respect to its present bonded fibers business and these patents expire between 1996 and 2007. The Company has no knowledge of any infringement questions with respect to these patents and believes its patent position to be generally adequate for the conduct of its business.

         In addition, the Company conducts product development and engineering activities in the plastics segment. In 1995, approximately $703,000 was spent on these activities in the plastics segment. Approximately $713,000 and $628,000 was spent on these activities in 1994 and 1993, respectively. The Company owns 1 additional United States patent and 7 registered trademarks with respect to this business, none of which the Company considers to be material.

                             ENVIRONMENTAL MATTERS

         The Company does not believe that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on its financial position, results of operations or competitive position.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Information with respect to the Company's operations in different industry segments and geographic areas is presented on page 20 of the Annual Report in Note 8 of Notes to Consolidated Financial Statements, and is incorporated herein by reference thereto.

                      FINANCIAL INFORMATION ABOUT FOREIGN
                    AND DOMESTIC OPERATIONS AND EXPORT SALES

         Financial information about the Company's foreign and domestic operations is presented on page 20 of the Annual Report in Note 8 of Notes to Consolidated Financial Statements, and is incorporated herein by reference thereto. See also PLASTIC PRODUCTS above.

ITEM 2.  PROPERTIES

         The following is a brief description of the principal properties of the Company, all of which are owned except as stated below.

                  LOCATION                          PRINCIPAL OPERATIONS

          BONDED FIBERS FACILITIES

              Richmond,Virginia                     Production of tobacco
                                                    filters, ink reservoirs,
                                                    writing tips and wicks,
                                                    and other fiber products.

              Richmond, Virginia                    Production of conventional
              (lease expiring 1996)                 tobacco filters


         PLASTIC PRODUCTS FACILITIES

              Athol, Massachusetts                  Production of custom plastic
                                                    extruded profiles

              Columbia, South Carolina              Production of custom plastic
                                                    extruded profiles and
                                                    plastic sheet

              Des Plaines, Illinois                 Production of custom plastic
                                                    extruded profiles

              Pell City, Alabama                    Production of custom plastic
                                                    extruded profiles

              Terrebonne, Quebec, Canada            Production of flexible
                                                    packaging materials

              Yakima, Washington                    Production of custom plastic
                                                    extruded profiles


              Fallsington, Pennsylvania             Production of custom plastic
              (lease expiring 1998)                 extruded profiles

              Phoenix, Arizona                      Production of custom plastic
              (lease expiring 2001)                 extruded profiles and
                                                    plastic sheet

         CORPORATE OFFICES

              Richmond, Virginia
              (lease expiring 1998)

         The property owned by the Company in Richmond, Virginia also includes research and development facilities, land and buildings leased by an unrelated corporation, and land available for future expansion.

         Management believes that the Company's facilities are generally well maintained and adequate for its business at present and foreseeable sales levels.

ITEM 3.  LEGAL PROCEEDINGS
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Inapplicable.


           ADDITIONAL  INFORMATION - EXECUTIVE  OFFICERS OF THE COMPANY

       The names and ages of all executive officers of the Company, as of March 10, 1996, are set forth below. The term of office of each such officer is until the next annual meeting of the Board of Directors (April 23, 1996). All of such officers have been employed by the Company for at least the last five years.

   NAME                        AGE                 OFFICES

John L. Morgan                  61              Chairman (since January
                                                1995) and Chief Executive
                                                Officer, having previously
                                                served as President and
                                                Chief Executive Officer,
                                                Director and Member of
                                                Executive Committee

Leo C. Drozeski, Jr.            56              President (since January
                                                1995), Chief Operating
                                                Officer (since January
                                                1993), having previously
                                                served as Executive Vice
                                                President and Chief
                                                Operating Officer (since
                                                January 1993), Executive
                                                Vice President (since 1992)
                                                and prior thereto, Vice
                                                President - Plastic Products
                                                and Director

John D. Barlow, Jr.             61              Vice President - Finance and
                                                Director

Randall L. Hagan                50              Vice President - Bonded
                                                Fiber Products and President
                                                of American Filtrona
                                                Company, a division of the
                                                Company

Anthony M. Vincent              49              Vice President (since April
                                                1994) and prior thereto Vice
                                                President - Industrial
                                                Filtration Products and
                                                President of Dollinger
                                                Corporation, a former
                                                subsidiary of the Company

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information contained on page 24 of the Annual Report under the captions "Common Stock Information" and "Dividend Information" and, with respect to dividends and market prices under the caption "Quarterly Financial and Common Stock Data," is incorporated herein by reference thereto. The Company has about 1,200 shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended December 31, 1995, contained on page 22 of the Annual Report under the caption "Historical Financial Review" is incorporated herein by reference thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information contained on page 12 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Statements" is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained on pages 14 to 20, and the information with respect to Sales and Earnings under the caption "Quarterly Financial and Common Stock Data" on page 24 of the Annual Report are incorporated herein by reference thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 1 through 6 of the Proxy Statement under the caption "Election of Directors" concerning Directors of the Company is incorporated herein by reference thereto. See "Additional Information - Executive Officers of the Company" at the end of Part I above for information about the executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 10 through 15 of the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on pages 7 through 10 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Inapplicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a)(3)  Exhibits

The  following  documents  are  filed as  exhibits  to this Form

10-K pursuant to Item 601 of Regulation S-K:

         3.1 Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)

         3.2               By-laws of the registrant (filed herewith)

         10.1(a) Incentive Stock Option Plan (filed as Exhibit 10.1(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.1(b)           Amendment  to  Incentive  Stock Option Plan (filed as
                           Exhibit 10.1(b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.2 1988 Performance Shares Plan (filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.3 1988 Stock Option Plan (filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.4 American Filtrona Corporation Supplemental Benefit Plan (filed herewith)*

         10.5 1995 Stock Incentive Plan (filed as Exhibit A to the registrant's Proxy Statement, dated March 10, 1995, for the 1995 annual shareholder meeting and incorporated herein by reference thereto)*

         13 The registrant's Annual Report to Shareholders for the year ended December 31, 1995 (filed herewith) (Note 1)

         22 List of subsidiaries of the registrant (filed herewith)

         23.1              Consent of Independent Accountants (filed herewith)

         (b) No reports on Form 8-K have been filed during the last quarter of the registrant's 1995 fiscal year.

         NOTE 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

* The marked items are compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K.

FORM 10-K--ITEM 14(a)(1) AND (2) AND ITEM 14(d)

AMERICAN FILTRONA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL  STATEMENTS  AND FINANCIAL  STATEMENT  SCHEDULES

The following consolidated   financial   statements  of  American  Filtrona
Corporation  and subsidiaries,   included  in  the  Annual  Report  of  the
registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Consolidated Balance Sheet - December 31, 1995 and 1994

         Consolidated Statement of Income - Years ended December 31, 1995, 1994 and 1993

         Consolidated Statement of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

         Consolidated Statement of Cash Flows - Years ended
         December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF COOPERS & LYBRAND L.L.P.


                         [COOPERS & LYBRAND LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
American Filtrona Corporation

     We have audited the accompanying consolidated balance sheets of American Filtrona Corporation and Subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which financial statements are included on pages 14 through 20 of the 1995 Annual Report to Shareholders of American Filtrona Corporation and incorporated by reference herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Filtrona Corporation and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                               COOPERS & LYBRAND L.L.P.

Richmond, Virginia
January 23, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN FILTRONA CORPORATION
                                              (Registrant)

Dated:  March 20, 1996                      By:
                                               John L. Morgan, Chairman
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 1996.

   SIGNATURE                           TITLE


                                      Director
Rudolph H. Bunzl


                                      Vice President - Finance
John D. Barlow, Jr.                   and Director (Principal
                                      Financial and Accounting
                                      Officer)


                                      Chairman and Director
John L. Morgan                        (Principal Executive
                                      Officer)


                                      President and Director
Leo C. Drozeski, Jr.                  (Principal Operating
                                      Officer)


                                      Director
Bennett L. Kight


                                      Director
Stanley F. Pauley


                                      Director
Gilbert M. Rosenthal


                                      Director
Wallace Stettinius


                                      Director
Bernard C. Wampler


                                      Director
Harry H. Warner

                                 EXHIBIT INDEX


NUMBER AND NAME OF EXHIBIT                              PAGE NUMBER
3.1     Restated Articles of                        Incorporated by reference - see page 17
        Incorporation

3.2     By-laws                                     Pages 26 through 41

10.1(a) Incentive Stock Option                      Incorporated by reference - see page 17
        Plan

10.1(b) Amendment to Incentive                      Incorporated by reference - see page 17
        Stock Option Plan

10.2    1988 Performance                            Incorporated by reference - see page 17
        Shares Plan

10.3    1988 Stock Option                           Incorporated by reference - see page 17
        Plan

10.4    Supplemental Benefit Plan                   Pages 42 through 63

10.5    1995 Stock Incentive Plan                   Incorporated by reference - see page 17


13      Annual Report                               Pages 64 through 90

22      List of Subsidiaries                        Page 91

23.1    Consent of Independent
        Accountants                                 Page 92
