Form 10-Q
period 1996-03-31
AMERICAN FILTRONA CORP
filed 1996-05-01
CIK 5009

Page 1 of 7


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

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



Number of shares of common stock outstanding as of May 1, 1996:  3,740,301

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

                          PART I. FINANCIAL INFORMATION

                          AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 1996 (Unaudited) and December 31, 1995



                                                              1996             1995
                                                          -----------      -----------
                           ASSETS
Current assets
   Cash and equivalents                                  $ 34,999,123     $ 34,965,864
   Accounts receivable                                     22,215,423       19,003,632
   Inventories                                             17,914,224       19,666,392
   Prepaid expenses                                         1,529,175        1,498,975
                                                         ------------     ------------
      Total current assets                                 76,657,945       75,134,863

Property, plant and equipment                              25,385,881       25,316,307

Other assets
   Excess cost over net assets of businesses acquired       5,003,008        5,096,827
   Notes receivable                                         2,434,843        2,434,843
   Other assets                                               256,063          282,767
                                                         ------------     ------------
                                                            7,693,914        7,814,437
                                                         ------------     ------------
                                                         $109,737,740     $108,265,607
                                                         ============     ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 13,885,114     $ 14,905,395
   Accrued expenses                                         4,290,561        4,929,522
   Income taxes                                             2,298,895        1,054,216
                                                         ------------     ------------
      Total current liabilities                            20,474,570       20,889,133

Other liabilities
   Notes payable                                              650,000          650,000
   Deferred income taxes                                      (86,424)         159,147
   Other liabilities                                        1,820,112        1,742,599
                                                         ------------     ------------
                                                            2,383,688        2,551,746

Shareholders' equity
   Common stock, $1 par value                               3,739,101        3,735,392
   Additional capital                                         821,400          758,190
   Retained earnings                                       83,185,877       81,342,934
   Cumulative translation adjustment                         (866,896)      (1,011,788)
                                                         ------------     ------------
                                                           86,879,482       84,824,728
                                                         ------------     ------------
                                                         $109,737,740     $108,265,607
                                                         ============     ============

                          AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               Three-Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)




                                                       1996             1995
                                                   -----------      ------------

          Revenues
             Net sales                             $47,700,214      $44,632,733
             Investment income                         329,985          290,573
                                                   -----------      -----------
                                                    48,030,199       44,923,306

          Costs and expenses
             Cost of products sold                  38,459,662       35,808,297
             Selling, research,
              administrative and
              general                                5,187,476        5,293,742
                                                   -----------      -----------
                                                    43,647,138       41,102,039
                                                   -----------      -----------
          Income before income taxes                 4,383,061        3,821,267

          Income taxes                               1,550,000        1,375,000
                                                   -----------      -----------

          Net income                               $ 2,833,061      $ 2,446,267
                                                   ===========      ===========

          Average shares outstanding                 3,737,391        3,736,044

          Earnings per share                             $ .76             $.65

          Dividends per share                            $.265             $.25

                          AMERICAN FILTRONA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               Three-Month Periods Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                              1996            1995
                                                          -----------     -----------
Operating
   Net income                                             $ 2,833,061     $ 2,446,267
   Reconciling items
      Depreciation and amortization                         1,515,984       1,504,452
      Deferred income taxes                                  (245,571)        (12,000)
      (Decrease) from noncash working capital              (1,904,386)     (2,201,822)
      Other - net                                             145,656          34,116
                                                          -----------     -----------
                                                            2,344,744       1,771,013

Investing
   Acquisitions of property, plant and equipment           (1,388,286)       (944,446)


Financing
   Issuance of common stock                                    87,900          34,075
   Repurchase of common stock                                 (20,981)       (138,125)
   Dividends paid                                            (990,118)       (934,485)
                                                          -----------     -----------
                                                             (923,199)     (1,038,535)
                                                          -----------     -----------
Net increase (decrease) in cash and equivalents           $    33,259     $  (211,968)
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

The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1995 Form 10-K.

NOTE B. INVENTORIES

At March 31, 1996 and December 31, 1995 inventories consisted of (in thousands):

                                                            1996        1995
                                                          -------     -------
FIFO
   Finished products                                      $ 9,805     $ 8,886
   Work in process                                          1,295       1,408
   Raw materials                                            9,247      11,622
                                                          -------     -------
                                                           20,347      21,916
Less excess of FIFO over LIFO
   inventory value                                          2,433       2,250
                                                          -------     -------
                                                          $17,914     $19,666
                                                          =======     =======

Inventories stated at LIFO approximated $9,364 (1995 - $10,559).




              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company's strong financial condition and liquidity were maintained in the 1996 first quarter. Cash and equivalents represented 32% of total assets at March 31, 1996 and December 31, 1995. The ratio of current assets to current liabilities was 3.7 at March 31, 1996 compared to 3.6 at December 31, 1995.

INCOME STATEMENT

Comparison Between Three-Month Periods Ended March 31, 1996 and 1995

Net sales increased 7% between the first quarters of each year. The bonded fibers segment had modest growth as a solid increase in tobacco filters was partially offset by softness in writing instrument and medical diagnostic test kit components. The plastic products segment growth was led by the Canadian flexible packaging company with a smaller increase by the plastic extrusion companies. Investment income increased 14% between the first quarters primarily as a result of the higher level of investments.

Costs and expenses increased 6%. Cost of products sold increased at about the same rate as sales. Selling, research, administrative and general expenses decreased slightly.

Bonded fibers segment operating earnings decreased from an exceptionally strong 1995 first quarter because a shift in the mix of products sold resulted in lower operating margins. The plastic products segment posted substantially increased operating earnings that more than offset the decline by bonded fibers demonstrating the benefit of the Company's diversity. Overall performance of the plastic extrusion companies was very strong and the Canadian flexible packaging company had a very modest loss compared to the large loss in 1995's first quarter. The combination of these factors produced a 15% increase in pretax income.

Income taxes increased 13% reflecting the higher level of income partially offset by a slightly lower estimate of the effective tax rate for 1996. Therefore, net income and related earnings per share increased by 16% and 17%.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1996.






                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     AMERICAN FILTRONA CORPORATION
                                             (Registrant)





Date      May 1, 1996                /s/ John D. Barlow, Jr.
                                     John D. Barlow, Jr., Vice President-Finance
                                     (Chief Financial Officer)