Form 10-Q
period 1996-06-30
AMERICAN FILTRONA CORP
filed 1996-07-31
CIK 5009

Page 1 of 7


                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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



Number of shares of common stock outstanding as of July 30, 1996:  3,741,751

                          AMERICAN FILTRONA CORPORATION




                                      INDEX



                                                                      Page No.
                                                                      --------
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

                          PART I. FINANCIAL INFORMATION

                          AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 June 30, 1996 (Unaudited) and December 31, 1995


                                                             1996              1995
                                                         ------------      ------------
                           ASSETS
Current assets
   Cash and equivalents                                  $ 37,975,210      $ 34,965,864
   Accounts receivable                                     21,248,825        19,003,632
   Inventories                                             17,563,218        19,666,392
   Prepaid expenses                                         1,583,563         1,498,975
                                                         ------------      ------------
      Total current assets                                 78,370,816        75,134,863

Property, plant and equipment                              25,122,667        25,316,307

Other assets
   Excess cost over net assets of businesses acquired       4,894,811         5,096,827
   Notes receivable                                         2,434,843         2,434,843
   Other assets                                               417,251           282,767
                                                         ------------      ------------
                                                            7,746,905         7,814,437
                                                         ------------      ------------
                                                         $111,240,388      $108,265,607
                                                         ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 15,201,426      $ 14,905,395
   Accrued expenses                                         4,934,619         4,929,522
   Income taxes                                               560,650         1,054,216
                                                         ------------      ------------
      Total current liabilities                            20,696,695        20,889,133

Other liabilities
   Notes payable                                                    -           650,000
   Deferred income taxes                                     (228,218)          159,147
   Other liabilities                                        1,914,900         1,742,599
                                                         ------------      ------------
                                                            1,686,682         2,551,746

Shareholders' equity
   Common stock, $1 par value                               3,741,751         3,735,392
   Additional capital                                         887,166           758,190
   Retained earnings                                       85,239,307        81,342,934
   Cumulative translation adjustment                       (1,011,213)       (1,011,788)
                                                         ------------      ------------
                                                           88,857,011        84,824,728
                                                         ------------      ------------
                                                         $111,240,388      $108,265,607
                                                         ============      ============

                          AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      Periods Ended June 30, 1996 and 1995
                                   (Unaudited)


                                        Three Months                   Six Months
                                  -------------------------     -------------------------
                                     1996          1995            1996          1995
                                  -----------   -----------     -----------   -----------
Revenues
   Net sales                      $49,458,610   $44,960,034     $97,158,824   $89,592,767
   Investment income                  403,351       330,271         733,336       620,844
                                  -----------   -----------     -----------   -----------
                                   49,861,961    45,290,305      97,892,160    90,213,611

Costs and expenses
   Cost of products sold           39,893,626    37,130,007      78,353,288    72,938,304
   Selling, research,
      administrative and
      general                       5,298,553     4,674,000      10,486,029     9,967,742
                                  -----------   -----------     -----------   -----------
                                   45,192,179    41,804,007      88,839,317    82,906,046
                                  -----------   -----------     -----------   -----------

Income before income taxes          4,669,782     3,486,298       9,052,843     7,307,565

Income taxes                        1,625,000     1,250,000       3,175,000     2,625,000
                                  -----------   -----------     -----------   -----------

Net income                        $ 3,044,782   $ 2,236,298     $ 5,877,843   $ 4,682,565
                                  ===========   ===========     ===========   ===========

Average shares outstanding          3,741,027     3,733,194       3,739,209     3,734,612

Earnings per share                      $ .81          $.60           $1.57         $1.25

Dividends per share                     $.265          $.25           $ .53         $ .50

                          AMERICAN FILTRONA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 Six-Month Periods Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                             1996             1995
                                                          ----------       ----------
Operating
   Net income                                            $ 5,877,843      $ 4,682,565
   Reconciling items
      Depreciation and amortization                        3,062,058        3,087,617
      Deferred income taxes                                 (387,365)         (65,999)
      Decrease from noncash working capital                 (419,045)      (3,827,355)
      Other - net                                             11,185          216,486
                                                         -----------      -----------
                                                           8,144,676        4,093,314

Investing
   Acquisitions of property, plant and equipment          (2,639,195)      (2,332,795)
   Increase in notes receivable                                    -          (84,388)
                                                         -----------      -----------
                                                          (2,639,195)      (2,417,183)
Financing
   Decrease in notes payable                                (650,000)        (650,000)
   Issuance of common stock                                  135,335           42,951
   Repurchase of common stock                                      -         (138,125)
   Dividends paid                                         (1,981,470)      (1,867,722)
                                                         -----------      -----------
                                                          (2,496,135)      (2,612,896)
                                                         -----------      -----------
Net increase (decrease) in cash and equivalents          $ 3,009,346      $  (936,765)
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

The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1995 Form 10-K.

NOTE B. INVENTORIES

At June 30, 1996 and December 31, 1995 inventories consisted of (in thousands):

                                                            1996        1995
                                                          -------     -------
FIFO
   Finished products                                      $ 8,575     $ 8,886
   Work in process                                          1,917       1,408
   Raw materials                                            9,536      11,622
                                                          -------     -------
                                                           20,028      21,916
Less excess of FIFO over LIFO
   inventory value                                          2,465       2,250
                                                          -------     -------
                                                          $17,563     $19,666
                                                          =======     =======

Inventories stated at LIFO approximated $8,609 (1995 - $10,559).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company's strong financial condition and liquidity continued in the 1996 first half. Cash and equivalents represented 34% of total assets at June 30, 1996 compared to 32% at December 31, 1995. The ratio of current assets to current liabilities was 3.8 at June 30, 1996 compared to 3.6 at December 31, 1995.

INCOME STATEMENT

Comparison Between Three-Month and Six-Month Periods Ended June 30, 1996
and 1995

Net sales increased 10% between the second quarters and 8% between the six months of each year. The bonded fibers segment posted higher sales for the second quarter in each of its product lines led by tobacco filters. The plastic products segment sales growth was led by the Canadian flexible packaging company with a smaller increase by the plastic extrusion companies.

Investment income increased 22% between the second quarters and 18% between the six months of each year primarily as a result of the higher level of investments, which more than offset slightly lower yields.

Costs and expenses increased 8% between the second quarters and 7% between the six months of each year. Cost of products sold increased at a lower rate than the sales increase. Selling, research, administrative and general expenses increased at a somewhat higher rate for the second quarter; however, for the six months the rate of this increase remained below the sales increase.

The bonded fibers segment second quarter operating earnings increased substantially, recovering from a soft first quarter, to bring six months results slightly above last year's very strong performance. The plastic products segment also recorded substantially increased operating earnings in the second quarter, continuing its strong first quarter performance through the six months compared to the 1995 periods. Overall performance of the plastic extrusion companies was very good in the second quarter and six months, with modest losses in the Canadian flexible packaging company in both periods. The combination of these factors produced consolidated pretax income increases of 34% between the second quarters and 24% between the six months of each year.

Income taxes increased 30% between the second quarters and 21% between the six months of each year reflecting the higher level of income partially offset by a slightly lower estimate of the effective tax rate for 1996. Therefore, net income and related earnings per share increased by 36% and 35% between the second quarters and by 26% between the six months of each year.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1996.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMERICAN FILTRONA CORPORATION
                                          (Registrant)





Date      July 30, 1996           /s/ John D. Barlow, Jr.
                                 ---------------------------------------
                                 John D. Barlow, Jr., Vice President-Finance
                                 (Chief Financial Officer)