Form 10-Q
period 1996-09-30
AMERICAN FILTRONA CORP
filed 1996-11-07
CIK 5009

Page 1 of 7


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                       FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

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



Number of shares of common stock outstanding as of November 7, 1996: 3,743,751

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

                          PART I. FINANCIAL INFORMATION

                          AMERICAN FILTRONA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
              September 30, 1996 (Unaudited) and December 31, 1995



                                                             1996             1995
                                                          -----------      ----------
                           ASSETS
Current assets
   Cash and equivalents                                  $ 40,667,561     $ 34,965,864
   Accounts receivable                                     20,762,139       19,003,632
   Inventories                                             18,446,848       19,666,392
   Prepaid expenses                                         1,336,382        1,498,975
                                                         ------------     ------------
      Total current assets                                 81,212,930       75,134,863

Property, plant and equipment                              25,776,176       25,316,307

Other assets
   Excess cost over net assets of businesses acquired       4,793,803        5,096,827
   Notes receivable                                         2,434,843        2,434,843
   Other assets                                               396,637          282,767
                                                         ------------     ------------
                                                            7,625,283        7,814,437
                                                         ------------     ------------
                                                         $114,614,389     $108,265,607
                                                         ============     ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 16,197,394     $ 14,905,395
   Accrued expenses                                         5,658,960        4,929,522
   Income taxes                                               337,217        1,054,216
                                                         ------------     ------------
      Total current liabilities                            22,193,571       20,889,133

Other liabilities
   Notes payable                                                    -          650,000
   Deferred income taxes                                     (450,810)         159,147
   Other liabilities                                        2,017,995        1,742,599
                                                         ------------     ------------
                                                            1,567,185        2,551,746

Shareholders' equity
   Common stock, $1 par value                               3,741,751        3,735,392
   Additional capital                                         887,166          758,190
   Retained earnings                                       87,207,969       81,342,934
   Cumulative translation adjustment                         (983,253)      (1,011,788)
                                                         ------------     ------------
                                                           90,853,633       84,824,728
                                                         ------------     ------------
                                                         $114,614,389     $108,265,607
                                                         ============     ============

                          AMERICAN FILTRONA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    Periods Ended September 30, 1996 and 1995
                                   (Unaudited)



                                        Three Months                     Nine Months
                                  -------------------------     ----------------------------
                                     1996          1995             1996            1995
                                  -----------   -----------     ------------    ------------
Revenues
   Net sales                      $47,998,797   $43,481,450     $145,157,621    $133,074,217
   Investment income                  403,878       330,099        1,137,214         950,943
                                  -----------   -----------     ------------    ------------
                                   48,402,675    43,811,549      146,294,835     134,025,160

Costs and expenses
   Cost of products sold           38,351,626    34,854,371      116,704,914     107,792,675
   Selling, research,
      administrative and
      general                       5,409,696     4,851,297       15,895,725      14,819,039
                                  -----------   -----------     ------------    ------------
                                   43,761,322    39,705,668      132,600,639     122,611,714
                                  -----------   -----------     ------------    ------------

Income before income taxes          4,641,353     4,105,881       13,694,196      11,413,446

Income taxes                        1,625,000     1,375,000        4,800,000       4,000,000
                                  -----------   -----------     ------------    ------------

Net income                        $ 3,016,353   $ 2,730,881     $  8,894,196    $  7,413,446
                                  ===========   ===========     ============    ============


Average shares outstanding          3,741,751     3,734,059        3,740,063       3,734,425

Earnings per share                       $.81         $ .73            $2.38           $1.98

Dividends per share                      $.28         $.265            $ .81           $.765

                          AMERICAN FILTRONA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              Nine-Month Periods Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                             1996             1995
                                                          ----------       ----------
Operating
   Net income                                            $ 8,894,196      $ 7,413,446
   Reconciling items
      Depreciation and amortization                        4,601,829        4,643,176
      Deferred income taxes                                 (609,957)         188,829
      Increase (decrease) from noncash working
         capital                                             928,068          (99,628)
      Other - net                                            148,352          249,268
                                                         -----------      -----------
                                                          13,962,488       12,395,091

Investing
   Acquisitions of property, plant and equipment          (4,716,965)      (3,185,045)
   Increase in notes receivable                                    -          (84,388)
                                                         -----------      -----------
                                                          (4,716,965)      (3,269,433)

Financing
   Decrease in notes payable                                (650,000)        (650,000)
   Issuance of common stock                                  135,335           57,950
   Repurchase of common stock                                      -         (138,125)
   Dividends paid                                         (3,029,161)      (2,857,296)
                                                         -----------      -----------
                                                          (3,543,826)      (3,587,471)
                                                         -----------      -----------
Net increase in cash and equivalents                     $ 5,701,697      $ 5,538,187
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

The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1995 Form 10-K.

NOTE B. INVENTORIES

At September 30, 1996 and December 31, 1995 inventories consisted of (in thousands):

                                           1996        1995
                                         -------     -------
FIFO
   Finished products                     $10,284     $ 8,886
   Work in process                         1,412       1,408
   Raw materials                           9,362      11,622
                                         -------     -------
                                          21,058      21,916
Less excess of FIFO over LIFO
   inventory value                         2,611       2,250
                                         -------     -------
                                         $18,447     $19,666
                                         =======     =======

Inventories stated at LIFO approximated $8,426 (1995 - $10,559).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

BALANCE SHEET

The Company's strong financial condition and liquidity continued in the first nine months of 1996. Cash and equivalents represented 35% of total assets at September 30, 1996 compared to 32% at December 31, 1995. The ratio of current assets to current liabilities was 3.7 at September 30, 1996 compared to 3.6 at December 31, 1995.

INCOME STATEMENT

Comparison Between Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995

Net sales increased 10% between the third quarters and 9% between the nine months of each year. The bonded fibers segment posted higher sales for the third quarter in each of its product lines. The plastic products segment's solid sales growth for the third quarter was at approximately the same rate for the plastic extrusion companies and the Canadian flexible packaging company.

Investment income increased 22% between the third quarters and 20% between the nine months of each year as a result of the higher level of investments, which more than offset lower yields.

Costs and expenses increased 10% between the third quarters and 8% between the nine months of each year. Cost of products sold increased at a slightly lower rate than the sales increase. Selling, research, administrative and general expenses increased at a somewhat higher rate than sales for the third quarter and at a lower rate than sales for the nine months.

The bonded fibers segment's third quarter operating earnings increased very substantially as a result of the sales increase and improved operating efficiencies. In the plastic products segment, earnings of the plastic extrusion companies increased substantially. The Canadian flexible packaging company had improved operating earnings; however, overall performance was below last year's third quarter because of a one-time recovery of costs from settling litigation of approximately $1,200,000 pretax received in that quarter.

The combination of the above factors resulted in pretax income increases of 13% between the third quarters and 20% between the nine months of each year.

Income taxes increased 18% between the third quarters because of the higher level of income and the effects of the litigation recovery in the 1995 third quarter. Income taxes increased 20% between the nine months of each year reflecting the higher level of income. Therefore, net income and related earnings per share increased 11% between the third quarters and 20% between the nine months of each year.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1996.





                                     SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN FILTRONA CORPORATION
                                              (Registrant)





Date     November 7, 1996            /s/ John D. Barlow, Jr.
                                     --------------------------------
                                     John D. Barlow, Jr., Vice President-Finance
                                     (Chief Financial Officer)