Form 10-K405
period 1996-12-31
AMERICAN FILTRONA CORP
filed 1997-03-31
CIK 5009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-7163


                         AMERICAN FILTRONA CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)


           VIRGINIA                                            54-0574583
--------------------------------------------------------------------------------
          (State of                                         (I.R.S. Employer
        Incorporation)                                     Identification No.)

3951 WESTERRE PARKWAY, SUITE 300
RICHMOND, VIRGINIA                                                23233
--------------------------------------------------------------------------------
(Executive Offices)                                              (Zip Code)

Registrant's telephone number - (804) 346-2400

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $1 per share
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes. [X]   No.____

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to
this Form 10-K.   [X]

Aggregate market value of the registrant's common stock (the "Common Stock") held by non-affiliates of the registrant as of January 31, 1997: $77,507,118.*

Number of shares of Common Stock outstanding as of January 31, 1997:  3,816,629.


------------------------

         *In determining this figure, an aggregate of 1,902,873 shares of Common Stock reported in the registrant's proxy statement for the 1997 annual meeting of stockholders as beneficially owned by Rudolph H. Bunzl, Frances B. Bunzl, and the co-trustees of certain trusts for the benefit of the wife of Rudolph H. Bunzl and others, the wife of Walter H. Bunzl and the children of Rudolph H. Bunzl and of Walter H. Bunzl have been excluded because they may be deemed to be held by affiliates. Such exclusions shall not constitute an admission that any of such persons is an affiliate. The aggregate market value has been computed based on the closing price in the NASDAQ Over-The-Counter National Market as reported by The Wall Street Journal for Friday, January 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE


         Portions of American Filtrona Corporation's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

                                     PART I

Note: Unless the context otherwise indicates, the term "Company", as used hereafter, refers to American Filtrona Corporation and its subsidiaries.


ITEM 1.  BUSINESS

                              RECENT DEVELOPMENTS

         The Company announced on February 20, 1997 that it had entered into a definitive merger agreement with WBT Holdings, LLC, a limited liability company owned by several trusts for the benefit of members of the family of the late Walter Bunzl, of which Bennett Kight, a director of the Company, is a co-trustee (the "Merger Agreement"). The Merger Agreement provides for a merger between the Company and a wholly-owned subsidiary of WBT Holdings, LLC, in which shareholders of the Company (except for WBT Holdings and its affiliates) will receive a per share cash price of $46.52. In addition, WBT Holdings, LLC, has executed a definitive acquisition agreement with Bunzl plc, an international paper and plastics group quoted on the London Stock Exchange, pursuant to which, following the merger, the Company will sell to Bunzl plc the bonded fibers business of the Company for $72,450,000 in cash subject to certain adjustments. Consummation of any transaction would be subject to normal regulatory filings, shareholder approval and certain other conditions.

                                    GENERAL

         American Filtrona Corporation was incorporated in New York in 1954 and in 1971 moved its domicile from New York to Virginia, where it is now incorporated. The Company develops and manufactures various fiber products in the United States and various plastic products in the United States and Canada. The Company's principal products are: fiber filters for cigarettes and cigars; fiber ink reservoirs and tips for writing instruments and other bonded fiber specialties; and a variety of plastic products, converted from plastic resins and films and used in food packaging, lighting fixtures, signs and displays and many other applications. In 1996, bonded fiber products represented 38% of the Company's consolidated net sales and plastic products represented 62% of consolidated net sales. The Company employs approximately 1,200 persons.

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

         The Company believes that it is presently one of three independent manufacturers of tobacco filters in the United States. The vast majority of filters are manufactured by the cigarette companies themselves. In 1996, the Company's cigarette filters were used on only about 2% of all cigarettes sold in the United States and only about 3% of cigarettes manufactured in the United States.

         The Company's patented FILTRONA(R) SCS filter has had good acceptance since its introduction in mid-1970 and accounted for about 11% of the Company's 1996 bonded fibers sales. FILTRONA(R) SCS IV, the latest generation of filters resulting from specialized production equipment designed by the Company, is used by R. J. Reynolds Tobacco Company ("Reynolds"), a subsidiary of RJR Nabisco Inc., on its "Vantage" brand cigarettes. The "Vantage" cigarette, which is the main brand on which this filter is used, is one of the leading cigarette brands in the United States.

         The Company produces filters for "Merit Ultima" brand cigarettes for subsidiaries of Philip Morris Companies, Inc. (collectively, "Philip Morris"), using Philip Morris' concept and design and utilizing the Company's process capabilities and technology. The Company also produces filters for "Next" and "Philip Morris One" brand cigarettes that are sold by Philip Morris in Japan. In 1996 Philip Morris also temporarily outsourced to the Company the production of additional filters for use on certain of its export brands. FILTRONA(R) TWA specialty filters continue to be supplied and are used by Brown & Williamson Tobacco Corporation ("B&W") on "Barclay" and "Kool Ultra" brand cigarettes. FILTRONA(R) cigarette filters are also used on some smaller U.S. and foreign cigarette and cigar brands. The Company also sells conventional acetate filters to B&W for use on most of its "Misty" and "Capri" brand cigarettes. Charcoal dual filters are sold to domestic cigarette manufacturers for export sales to the Far East, particularly Japan.

         During 1996, the Company had approximately 27 tobacco filter customers, the largest of which was Philip Morris, with approximately 15% of the Company's net sales and approximately 39% of the Company's bonded fibers sales. Any significant loss of the Philip Morris business could have a materially adverse effect on the Company's sales and income.

         Reports and speculation with respect to the alleged harmful physical effect of cigarette smoking have been published since the early 1950's. In the United States, cigarette advertising has been restricted, various warning statements have been required to be placed on cigarette packaging and in advertising, prohibitions against smoking in public and certain non-public areas have been enacted and various other official and unofficial steps have been taken to discourage cigarette smoking. In addition, litigation is pending against leading U.S. manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. Also, sales and other taxes affecting cigarettes, levied by the federal government and various states and municipalities, have been increasing in recent years. The Food and Drug Administration (the "FDA") has promulgated regulations regarding the advertising and marketing of cigarettes which become effective by their own terms in July 1997. The FDA's jurisdiction over cigarette advertising and marketing is currently being challenged in the federal courts. A number of foreign countries have also increased taxes and taken steps to restrict cigarette advertising and to discourage cigarette smoking. The Company believes, however, that its emphasis on tobacco filters with high filtration efficiency or other special properties might reduce to some degree any adverse effect that these developments might have on the Company's sales and earnings. Moreover, any increase in the Company's U.S. cigarette filter market share could further counteract such adverse effects.

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

         Approximately 77 writing instrument manufacturers purchase these products from the Company, generally under purchase orders and not under long-term contracts. During 1996, the largest such customer accounted for about 4% of the Company's net sales.

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

OTHER BONDED FIBER PRODUCTS

         The Company produces miscellaneous other fiber elements that can be used in liquid reservoirs and applicators and various filtration applications in the health care, personal care and household products industries, including wicks for diagnostic test devices and pipette tip filters. Sales of these other fiber products in 1996 were about 3% of the Company's net sales.

DISTRIBUTION AND PROMOTION

         All of the Company's domestic sales of tobacco filters and substantially all of its domestic and export sales of ink reservoirs and writing tips are made to industrial customers from the Richmond, Virginia plants. Approximately 94% of the Company's 1996 sales of bonded fiber products were made to domestic customers.

        The Company relies on personal contact with its customers for the promotion of its bonded fiber products. Advertising is used only occasionally in the development of new markets for certain specialty products.

                                PLASTIC PRODUCTS

         The Company's plastic products business is conducted by eight subsidiaries: Southern Plastics Company ("Southern Plastics"), an extruder located in Columbia, South Carolina; Porth Plastic Company ("Porth"), an extruder located in Des Plaines, Illinois; A&B Plastics, Inc. ("A&B"), an extruder located in Yakima, Washington; Duall Plastics, Inc. ("Duall"), an extruder located in Athol, Massachusetts; A&B Plastics-Southwest, Inc. ("A&B Southwest"), an extruder located in Phoenix, Arizona; Tri-Lite Plastics, Inc., an extruder located in Fallsington, Pennsylvania ("Tri-Lite"); Tri- Lite Plastics-South, Inc., an extruder located in Pell City, Alabama ("Tri-Lite South"); and Filpac Inc. ("Filpac"), a custom converter of flexible packaging materials located in Terrebonne, Quebec, Canada near Montreal.

         Custom extruded profiles, conforming to rigid standards, are sold to original equipment manufacturers ("OEM's") in the lighting fixture, sign and display, transportation equipment, commercial refrigeration, recreational equipment, fencing, health care, office products, marine and electronics industries. Extruded flat sheets are sold to OEM's in the lighting fixture, sign and display, glazing and marine industries, and to vacuum formers, fabricators and distributors. The Company's plastic extrusions are sold through sales engineers and through manufacturers' representatives. Personal contact rather than advertising is relied upon to promote these products.

         Filpac sells flexible packaging materials, primarily for the Canadian snack food industry. Filpac purchases a large variety of plastic films, foils and papers that are then printed, laminated, slit and sold in custom-sized rolls for further conversion by customers. The primary converting operations are flexographic printing of up to eight colors, backside-patterned adhesive coating and/or adhesive thin film lamination of a variety of packaging films and custom slitting. Rolls are sold directly to food processors, supermarkets, bakeries and others who use these products to package a variety of snack foods such as potato chips, peanuts and candies. These products are sold directly by Filpac to about 100 customers located in Quebec and Ontario, Canada and the United States. Promotion of these products is through personal contact by sales and technical personnel rather than advertising.

         About 25% of plastic product sales for 1996 were made to the food packaging industry, 21% to the lighting fixture industry and 9% to the sign and display industry. The remaining sales were spread among a variety of applications discussed above. The largest customer accounted for about 11% of the Company's 1996 net sales.

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

        The Company conducts its bonded fiber products research, development and engineering program at its Richmond facilities and is constantly engaged in new product and process development. During 1996, the Company spent approximately $2,786,000 on research activities relating to development and engineering of new products or improvements of existing products and processes, all of which was Company sponsored. During 1995 and 1994, about $2,558,000 and $2,377,000, respectively, was spent on such activities, all of which were Company sponsored.

         The Company owns 30 U.S. patents in the fiber products area. The Company considers 6 of its patents to be material with respect to its present bonded fibers business and these patents expire between 1999 and 2007. The Company has no knowledge of any infringement questions with respect to these patents and believes its patent position to be generally adequate for the conduct of its business.

         In addition, the Company conducts product development and engineering activities in the plastics segment. In 1996, approximately $771,000 was spent on these activities in the plastics segment. Approximately $703,000 and $713,000 was spent on these activities in 1995 and 1994, respectively. The Company owns 1 additional United States patent and 6 registered trademarks with respect to this business, none of which the Company considers to be material.

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

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Information with respect to the Company's operations in different industry segments and geographic areas is presented on page 16 of the Annual Report in Note 9 of Notes to Consolidated Financial Statements, and is incorporated herein by reference thereto.

                      FINANCIAL INFORMATION ABOUT FOREIGN
                    AND DOMESTIC OPERATIONS AND EXPORT SALES

         Financial information about the Company's foreign and domestic operations is presented on page 16 of the Annual Report in Note 9 of Notes to Consolidated Financial Statements, and is incorporated herein by reference thereto. See also PLASTIC PRODUCTS above.

ITEM 2.           PROPERTIES

         The following is a brief description of the principal properties of the Company, all of which are owned except as stated below.

           Location                                 Principal Operations
           --------                                 --------------------

      Bonded Fibers Facilities
      ------------------------
           Richmond, Virginia                       Production of tobacco
                                                    filters, ink reservoirs,
                                                    writing tips and wicks, and
                                                    other fiber products.

           Richmond, Virginia                       Production of conventional
           (lease expiring 2004)                    tobacco filters


       Plastic Products Facilities
       ---------------------------

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

           Pell City, Alabama                       Production of custom plastic
                                                    extruded profiles

           Terrebonne, Quebec, Canada               Production of flexible
                                                    packaging materials

           Yakima, Washington                       Production of custom plastic
                                                    extruded profiles

           Fallsington, Pennsylvania                Production of custom plastic
           (lease expiring 1998)                    extruded profiles

           Phoenix, Arizona                         Production of custom plastic
                                                    extruded profiles and
                                                    plastic sheet

       Corporate Offices
       -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained on page 20 of the Annual Report under the captions "Common Stock Information" and "Dividend

Information" and, with respect to dividends and market prices under the caption "Quarterly Financial and Common Stock Data," is incorporated herein by reference thereto. The Company has about 1,200 shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended December 31, 1996, contained on pages 18 and 19 the Annual Report under the caption "Historical Financial Review" is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained on pages 8 and 9 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Statements" is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained on pages 10- 16, and the information with respect to Sales and Earnings under the caption "Quarterly Financial and Common Stock Data" on page 20 of the Annual Report are incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY


                                        Position with the Company,
                                          Principal Occupation
                                           for Last 5 Years,
                                           Directorships in             Director
     Name                  Age            Public Corporations            Since
     ----                  ---          --------------------------      --------

JOHN D. BARLOW, JR.         62         Vice President -- Finance of      1982
                                       the Company.

RUDOLPH H. BUNZL            74         Former Chairman of the Board      1954
                                       of the Company (1987-1994),
                                       and prior thereto Chairman
                                       and  Chief Executive
                                       Officer.

MANUEL DEESE                55         Retired (since February           1986
                                       1997); formerly Executive
                                       Vice President, Major
                                       Accounts Business Unit, of
                                       Trigon Blue Cross Blue
                                       Shield, health care insurer,
                                       Richmond, Virginia.
                                       Director of Central Fidelity
                                       National Bank, Richmond,
                                       Virginia.

LEO C. DROZESKI, JR.        57         President (since January          1993
                                       1995) and Chief Operating
                                       Officer of the Company
                                       (since January 1993), having
                                       previously served as
                                       Executive Vice President and
                                       Chief Operating Officer
                                       (since January 1993), and
                                       Executive Vice President
                                       (since 1992).

BENNETT L. KIGHT            56         Partner, Sutherland, Asbill       1990
                                       & Brennan, L.L.P., law firm,
                                       Atlanta, Georgia.

JOHN L. MORGAN              62         Chairman (since January           1973
                                       1995) and Chief Executive
                                       Officer of the Company, having
                                       previously served as President
                                       and Chief Executive Officer.

STANLEY F. PAULEY           69         Chairman and Chief Executive      1976
                                       Officer of Carpenter Company,
                                       manufacturer of comfort
                                       cushioning products, Richmond,
                                       Virginia.

GILBERT M. ROSENTHAL        71         Retired (since October            1984
                                       1993); formerly Chairman
                                       and Chief Executive Officer
                                       of Standard Drug Company,
                                       retail drug  chain,
                                       Richmond, Virginia.
                                       Director of Jefferson
                                       Bankshares Corporation,
                                       Charlottesville, Virginia.

WALLACE STETTINIUS          64         Retired (since February           1978
                                       1995); formerly Chairman of
                                       Cadmus Communications
                                       Corporation, printer and
                                       publisher, Richmond,
                                       Virginia (since October
                                       1992), having previously
                                       served as Chairman and Chief
                                       Executive Officer of that
                                       corporation.  Director of
                                       Cadmus  Communications
                                       Corporation and Chesapeake
                                       Corporation, Richmond,
                                       Virginia.

BERNARD C. WAMPLER          65         Chairman (since December          1990
                                       1993) and Chief Executive
                                       Officer of Pulaski Furniture
                                       Corporation, manufacturer of
                                       furniture, Pulaski,
                                       Virginia, having previously
                                       served as President and
                                       Chief Executive Officer of
                                       that corporation.  Director
                                       of Pulaski Furniture
                                       Corporation.

HARRY H. WARNER             61         Financial Consultant.             1988
                                       Director of Chesapeake
                                       Corporation, Richmond,
                                       Virginia; Pulaski Furniture
                                       Corporation, Pulaski,
                                       Virginia; and Allied
                                       Research Corporation,
                                       Vienna, Virginia.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on its review of the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that have been received by the Company, the Company believes that there has been compliance with all filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of the Common Stock.

                       EXECUTIVE OFFICERS OF THE COMPANY

         The names and ages of all executive officers of the Company, as of March 18, 1997, are set forth below. The term of office of each such officer is until the next annual meeting of the Board of Directors. All of such officers have been employed by the Company for at least the last five years.

   Name                 Age                          Offices
   ----                 ---                          -------
John L. Morgan          62                Chairman (since January 1995) and
                                          Chief Executive Officer, having
                                          previously served as President and
                                          Chief Executive Officer.

Leo C. Drozeski, Jr.    57                President (since January 1995) and
                                          Chief Operating Officer (since January
                                          1993), having previously served as
                                          Executive Vice President and Chief

                                          Operating Officer (since January 1993)
                                          and Executive Vice President (since
                                          1992).

John D. Barlow, Jr.     62                Vice President - Finance.

Randall L. Hagan        51                Vice President - Bonded Fiber Products
                                          and President of American Filtrona
                                          Company, a division of the Company.

Anthony M. Vincent      50                Vice President (since April 1994) and
                                          prior thereto Vice President -
                                          Industrial Filtration Products and
                                          President of Dollinger Corporation, a
                                          former subsidiary of the Company.

James E. McCune         57                Vice President - Plastic Products
                                          (since January 1997) having previously
                                          served as General Manager - Extrusion
                                          Operations (since April 1993).


ITEM 11.  EXECUTIVE COMPENSATION

         The following table lists all compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company for services rendered in fiscal years 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE


                                                                LONG-TERM
                                                              COMPENSATION
                                                         -------------------------
                                   ANNUAL COMPENSATION   AWARDS   PAYOUTS($)(1)
                                   -------------------   ------   -------------
                                                         OPTIONS                      ALL OTHER
    NAME AND                       SALARY     BONUS      /SARS                      COMPENSATION
PRINCIPAL POSITION          YEAR    ($)        ($)        (#)                            ($)
------------------          ----   ------    ---------   -------                    -------------
John L. Morgan              1996   286,000    200,000    15,000      653,625          12,750(2)
  Chief Executive           1995   275,000    150,000    15,000            0          11,250
  Officer and               1994   250,000    110,000         0            0          10,500
  Chairman

Leo C. Drozeski, Jr.        1996   195,000    125,000    12,000      466,875          12,750(3)
  Chief Operating           1995   175,000    100,000    12,000            0          11,250
  Officer and               1994   154,000     80,000         0            0          10,500
  President

Randall L. Hagan            1996   128,000     60,000     2,500      217,875          14,250(4)
  Vice President            1995   123,000     49,000     2,500            0          13,500
  - Bonded Fiber            1994   118,000     40,000         0            0          12,000
  Products

John D. Barlow, Jr.         1996   152,000     25,000     2,500      155,625          12,750(5)
  Vice President            1995   146,600     22,000     2,500            0          11,250
  - Finance                 1994   141,400     19,000         0            0          10,500


Anthony M. Vincent          1996   116,500     18,000     1,500            0          11,202(6)
  Vice President            1995   112,000     18,000     2,000            0          11,100
                            1994   107,500     18,000(7)      0            0           6,987

(1) The amounts in this column represent the value of shares of Common Stock received at the completion of the 1994-1996 Performance Cycle of the Company's Performance Plan based on per-share prices of $41.00 and $42.50. No new Performance Shares were issued in 1996 pursuant to the Performance Plan.

(2) Includes contributions to the 401(k) Savings and Profit Sharing Plan ($11,625, $10,125 and $9,375) and ESOP ($1,125, $1,125 and $1,125) for 1996,
    1995 and 1994, respectively.

(3) Includes contributions to the 401(k) Savings and Profit Sharing Plan ($11,625, $10,125 and $9,375) and ESOP ($1,125, $1,125 and $1,125) for 1996,
    1995 and 1994, respectively.

(4) Includes contributions to the 401(k) Savings and Profit Sharing Plan ($13,125, $12,375 and $10,875) and ESOP ($1,125, $1,125 and $1,125) for
    1996, 1995 and 1994, respectively.

(5) Includes contributions to the 401(k) Savings and Profit Sharing Plan ($11,625, $10,125 and $9,375) and ESOP ($1,125, $1,125 and $1,125) for 1996,
    1995 and 1994, respectively.

(6) Includes contributions to the 401(k) Savings and Profit Sharing Plan ($10,193, $9,990 and $5,862) and ESOP ($1,009, $1,110 and $1,125) for 1996,
    1995 and 1994, respectively.

(7) In addition, Anthony M. Vincent received a one-time payment of $134,375 in 1994 related to the sale of Dollinger Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on options or Stock Appreciation Rights ("SAR") grants made during the 1996 fiscal year by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company.



                                                                                                  POTENTIAL
                                               INDIVIDUAL GRANTS                               REALIZABLE VALUE
                     --------------------------------------------------------------------      AT ASSUMED ANNUAL
                        NUMBER OF      % OF TOTAL                                                  RATES OF
                        SECURITIES       OPTIONS                                                 STOCK PRICE
                        UNDERLYING        /SARS                                                  APPRECIATION
                         OPTIONS       GRANTED TO                                                    FOR
                          /SARS         EMPLOYEES        EXERCISE OR                             OPTION TERM
                         GRANTED         IN FISCAL       BASE PRICE        EXPIRATION       --------------------
   NAME                    (#)             YEAR              ($)              DATE          5% ($)       10% ($)
   ----              ---------------- ----------------  ---------------  ----------------   ------       -------
John L. Morgan          15,000(1)          21.2%            35.00           02/07/06        330,170      836,715

Leo C. Drozeski,        12,000(1)          17.0%            35.00           02/07/06        264,136      669,372
Jr.
Randall L. Hagan         2,500(2)           3.5%            35.00           02/07/06         55,028      139,453

John D. Barlow,          2,500(2)           3.5%            35.00           02/07/06         55,028      139,453
Jr.
Anthony M. Vincent       1,500(2)           2.1%            35.00           02/07/06         33,017       83,672


(1) Each of these options was immediately exercisable.

(2) Each of these options becomes exercisable in 20% increments on February 7, 1997, 1998, 1999, 2000 and 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information on option/SAR exercises by the Chief
Executive Officer and the four other most highly compensated executive officers of the Company and the value of each officer's unexercised options.


                             OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE




                                                  NUMBER OF                   VALUE OF
                      SHARES     VALUE           UNEXERCISED                 UNEXERCISED
                     ACQUIRED   --------       OPTIONS/SARS AT          IN-THE-MONEY OPTIONS
                        ON      REALIZED     FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)(1)
                     EXERCISE   --------  -------------------------   -------------------------
    NAME                (#)        ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
    ----             --------   --------  -------------------------   -------------------------
John L. Morgan           0         0            54,500/23,500              925,000/362,813
Leo C. Drozeski, Jr.  20,800    387,562         12,000/13,600               90,000/211,150
Randall L. Hagan         0         0            16,500/ 5,500              333,656/ 65,125
John D. Barlow, Jr.      0         0            14,100/ 5,300              277,706/ 62,125
Anthony M. Vincent       0         0             9,800/ 3,900              165,425/ 48,350

(1) Value of unexercised options based on the December 31, 1996, closing price of $42.50 per share.


RETIREMENT BENEFITS

         The following table illustrates annual retirement benefits payable under the American Filtrona Corporation Retirement Plan (the "Retirement Plan") and the supplemental benefit plan, as amended in 1993 (the "Supplemental Plan"), to participants based on Final Average

Earnings and years of credited service, assuming normal retirement at age 65.

                               PENSION PLAN TABLE

                     ANNUAL RETIREMENT BENEFITS PAYABLE FOR CREDITED SERVICE OF
                     ----------------------------------------------------------
FINAL AVERAGE EARNINGS    5 YEARS    10 YEARS    15 YEARS    20 OR MORE YEARS
----------------------    -------    --------    --------    ----------------
$100,000..............    $ 6,250    $ 12,500    $ 18,750        $ 25,000
 150,000..............      9,375      18,750      28,125          37,500
 200,000..............     12,500      25,000      37,500          50,000
 250,000..............     15,625      31,250      46,875          62,500
 300,000..............     18,750      37,500      56,250          75,000
 350,000..............     21,875      43,750      65,625          87,500
 400,000..............     25,000      50,000      75,000         100,000
 450,000..............     28,125      56,250      84,375         112,500
 500,000..............     31,250      62,500      93,750         125,000
 550,000..............     34,375      68,750     103,125         137,500
 600,000..............     37,500      75,000     112,500         150,000


         Under the Retirement Plan, "Final Average Earnings" is the highest annual average compensation during any five consecutive calendar years within the ten-year period prior to the date the participant's benefits are determined. Annual retirement benefits at age 65 for all participants equal 25% of Final Average Earnings. The benefits under the Retirement Plan may be reduced depending upon the number of years of service with the Company or one of its subsidiaries or divisions.

         To the extent that benefits determined under the Retirement Plan's benefit formula are reduced because of compensation limitations imposed by the Internal Revenue Code, they will be paid under the Supplemental Plan.

         Benefit amounts are stated as payments in the form of a life annuity with a guarantee of 120 monthly payments and are in addition to Social Security benefits. Other actuarially equivalent forms of benefit may be selected.

         At December 31, 1996, Messrs. Morgan, Drozeski, Hagan, Barlow and Vincent had 27, 24, 18, 16 and 17 years of credited service for purposes of calculating retirement benefits, respectively, and $436,000, $295,000, $177,000, $174,000 and $134,500 Rates of Earnings, respectively.

         The Supplemental Plan provides certain key management personnel with additional supplemental retirement benefits. The Executive Compensation Committee selects participants and determines the amount payable to each participant under the Supplemental Plan. Benefits are paid at retirement and may be payable at death or disability. A participant's benefit may be reduced depending on the number of years of service with the Company or any of its subsidiaries. Benefit amounts under the Supplemental Plan are stated as annual payments in the form of a life annuity with a guarantee of 120 monthly payments. Benefits are paid in the form of benefit selected by the participant under the Retirement Plan. At December 31, 1996, Messrs. Morgan and Barlow were entitled to annual benefits under the Supplemental Plan of $12,000 and $5,000, respectively, at normal retirement age.

CHANGE-IN-CONTROL ARRANGEMENTS

         On November 7, 1996, eighteen employees of the Company received Stay Bonus and Severance Benefit Letters. Each such employee will receive a stay bonus equal to 50% of his or her salary as of the Control Change Date (as defined below) if (i) he or she continues to work for the Company or one of its affiliates until the second anniversary of the Control Change Date, (ii) his or her employment with the Company or one of its affiliates is terminated without Cause (as defined below) before the second anniversary of the Control Change Date or (iii) he or she resigns from employment with the Company and its affiliates with Good Reason (as defined below) before the second anniversary of the Control Change Date.

         Each such employee will receive a severance benefit equal to 100% of his or her base pay as in effect on the date he or she terminates employment or the Control Change Date, whichever amount is larger, if (i) his or her employment with the Company and its affiliates is terminated without Cause before the third anniversary of the Control Change Date or (ii) he or she resigns from the Company and its affiliates with Good Reason before the third anniversary of the Control Change Date.

         On November 7, 1996, thirty-one employees of the Company received Severance Benefit Letters (together with the Stay Bonus and Severance Benefit letters, collectively, the "Benefit Letters"). Each such employee will receive a severance benefit equal to 100% of his or her base pay as in effect on the date he or she terminates employment or the Control Change Date, whichever amount is larger, if (i) his or her employment with the Company and its affiliates is terminated without Cause before the second anniversary of the Control Change Date or (ii) he or she resigns from the Company and its affiliates with Good Reason before the second anniversary of the Control Change Date.

         Cause means such employee's willful and continuing neglect of his or her duties to the Company or the conviction of such employee of a felony (including the theft, larceny or embezzlement of the Company's tangible or intangible property). Change in Control means, among other things, the consummation of the merger contemplated by the Merger Agreement. Control Change Date means the date that a Change in Control occurs. Good Reason means the occurrence of one or more of the following: (i) such employee does not receive salary increases or bonuses comparable to the salary increases or bonuses that such employee received in prior years, (ii) such employee's salary or bonus is reduced, (iii) such employee's status, title, office, working conditions or management responsibilities are significantly diminished, (iv) such employee's place of employment is changed by more than 35 miles without such employee's consent, (v) the Company's President or Board of Directors directs that such employee perform an act or refrain from acting if such act or omission would be illegal, unethical or a violation of the Company's policy or standards or (vi) the failure of any successor employer to enter into an agreement, satisfactory to such employee, to assume and agree to provide the benefits described in the American Filtrona Corporation Severance Pay Plan and/or the American Filtrona Corporation Severance Benefit Plan, as appropriate.

         In 1996, the Company also approved certain severance arrangements for Mr. Morgan (the "Morgan Severance Arrangements"). Upon consummation of the merger contemplated by the Merger Agreement, Mr. Morgan will resign from all of his positions with the Company and its subsidiaries in exchange for a severance benefit of $800,000 and continued participation in the Company's health plan until December 31, 1999, subject to certain conditions. The Company has agreed to reimburse Mr. Morgan to the extent that he is subject to any excise tax under
Section 4999 of the Internal Revenue Code of 1986, as amended and in an amount sufficient to pay the excise, income and employment taxes on such reimbursement.

REMUNERATION OF DIRECTORS

         During the year ended December 31, 1996, each of the directors except Messrs. Barlow, Drozeski and Morgan was paid $750 for attendance at each Board meeting, $500 for attendance at each meeting of a Committee of the Board of which he was a member and $6,000 per year as a retainer. Such directors' fees may, at the director's election, be deferred until retirement. Interest will accrue thereon semi-annually at an interest rate equal to the 26-week U.S. Treasury Bill rate in effect on January 1 and July 1 of each year. Each chairman of a Committee of the Board received $2,000 per year as an additional retainer.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         One member of the Executive Compensation Committee, Mr. Bunzl, was the Chairman of the Board of the Company until December 31, 1994, and was formerly the Chief Executive Officer of the Company.

                   REPORT OF EXECUTIVE COMPENSATION COMMITTEE

         The Company's executive compensation program, as administered by the Executive Compensation Committee (the "Committee"), encompasses several components: base salary, cash bonus and long-term, stock-based incentive awards.

        The Committee determines base salaries based on a review of salaries paid to executives of companies of comparable size and type and on the inflation rate. The Committee attempts to set base salaries slightly below the middle of the range of salaries paid by such companies. The companies considered do not include all of the companies reflected in the Performance Graph on page 31. The Committee also takes into account level of responsibility, time in position and past performance in setting base salary. The Committee approved a base salary for Mr. Morgan for 1996 that reflected an increase of 4% above his 1995 base salary in response to inflation and to bring his salary more in line with the Committee's general sense of competitive salaries.

         In determining the cash bonuses for the Company's executives, the Committee reviews the Company's financial results as well as each individual's contribution to the Company's performance, especially his level of responsibility and leadership efforts. The procedure is essentially discretionary and subjective. When establishing Mr. Morgan's cash bonus, the Committee considers his total cash compensation (base salary and bonus) on a year to year basis. In determining Mr. Morgan's 1996 cash bonus, the Committee also reviewed the Company's performance for the year, as well as Mr. Morgan's individual efforts in enhancing that performance and his consistently strong performance as Chief Executive Officer. Mr. Morgan's cash bonus of $200,000 was 33% above his 1995 cash bonus. However, his total cash compensation increased only 14%, which was less than the Company's 23% increase in earnings per share from continuing operations.

         In 1996, the Company made stock-based incentive awards pursuant to the 1995 Stock Incentive Plan (the "Incentive Plan") to its executives who have contributed, and are expected to contribute, to the long-term financial performance of the Company. The Incentive Plan provides for the grant of (i) incentive stock options to purchase shares of Common Stock at no less than the fair market value of the Common Stock on the date of grant and (ii) non-qualified stock options to purchase shares of Common Stock at no less than 85% of the fair market value of the Common Stock on the date of grant. The Company has granted both incentive stock options and non-qualified stock options pursuant to the Incentive Plan, all with exercise prices of 100% of the fair market value of the Common Stock on the dates of such grants. The Incentive Plan also provides for the issuance of performance shares (the "Performance Shares") entitling an executive to receive one share of Common Stock for each Performance Share that vests after a pre-determined performance cycle (i) upon continued employment with the Company, (ii) upon satisfaction of certain pre-established performance goals, including achievement of corporate earnings per share and return on equity goals, and (iii) at the discretion of the Committee, based on individual performance. Achievement of these goals inures to the benefit of the shareholders, as well as the executives. On February 7, 1996, the executives listed on page 22 were awarded 33,500 options. Mr. Morgan received 15,000 of such options because of his critical long-term role in the Company's development. No Performance Shares were awarded in 1996.

         In adopting the Benefit Letters described previously under "Change-in Control Arrangements", the Committee considered the importance of protecting the Company from efforts by competitors to lure such employees, and to reduce other distractions, to which such employees may be exposed during the transition period with respect to the ownership of the Company.

        In approving the Morgan Severance Arrangements described previously under "Change-in Control Arrangements", the Committee initially attempted to provide him with compensation comparable to what he would have received if he were permitted by an acquiror of the Company to continue in his present position and at his current compensation level through his normal retirement date. The arrangements finally approved reflect the apportionment between WBT Holdings LLC and Bunzl plc of the costs of providing such treatment.

         Because none of the Company's executive officers has received annual compensation in excess of $1 million, the Company has not taken any position with respect to the cap on tax deductibility of compensation in excess of that amount established under the Omnibus Budget Reconciliation Act of 1993.

                         Executive Compensation Committee
                               Rudolph H. Bunzl
                               Manuel Deese
                               Stanley F. Pauley
                               Harry H. Warner (Chairman)

                               PERFORMANCE GRAPH

                Comparison of Five Year Cumulative Total Return
       Among American Filtrona, S&P 500, and Nasdaq Non-Financial Stocks

                                    [GRAPH]

                                      S&P          NASDAQ
                                      500       NON-FINANCIAL
                         AFC         INDEX         STOCKS
                     -----------  ------------  -------------
                        100.00       100.00        100.00
           1992         118.86       107.70        109.39
           1993         120.09       118.47        126.30
           1994         130.32       120.05        121.44
           1995         171.97       165.08        169.24
           1996         218.58       203.46        205.62

      Assumes $100 invested on January 1, 1992 with dividends reinvested.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

         Pursuant to the rules and regulations of the Exchange Act, Rudolph H. Bunzl and Wallace Stettinius may be deemed to be members of a "group" (as that term is used in Section 13(d)(3) of the Exchange Act) with respect to all securities of the Company owned by each of them and Bennett L. Kight and Frances
B. Bunzl may also be deemed to be such a "group." Each of the foregoing persons expressly disavows the existence of any such group by virtue of the relationships described below and, to the extent any such groups may be deemed to exist, expressly disclaims membership in any such group and beneficial ownership of all shares deemed to be beneficially owned as a result thereof. The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner, as of January 31, 1997, of more than five percent of the outstanding shares of Common Stock. The number of shares shown for each of the foregoing persons under column (3) below excludes shares that may be deemed to be beneficially owned under the rules and regulations of the Exchange Act as a result of a group being deemed to exist.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth the beneficial ownership of Common Stock by all persons who beneficially owned 5% or more of the Common Stock as of January 31, 1997. Unless otherwise indicated, all persons have sole voting and investment power over all shares beneficially owned.

                 (2) Name and              (3) Amount and             (4)
 (1) Title        Address of             Nature of Beneficial        Percent
 of Stock      Beneficial Owners             Ownerships              of Class
 ---------     -----------------         --------------------        --------
Common Stock   Rudolph H. Bunzl
                 5540 Falmouth Street,      327,613 shares (a)         8.6
                 Suite 305
                 Richmond, Virginia
                 23230

               Frances B. Bunzl
                 3649 Peachtree Rd.,      1,059,720 shares (b)        27.8
                 Apt. 105
                 Atlanta, Georgia 30319

               Bennett L. Kight
                 c/o Sutherland, Asbill,  1,059,720 shares (b)        27.8
                 & Brennan
                 999 Peachtree Street,
                 N.E.
                 Atlanta, Georgia 30309

               Wallace Stettinius           515,540 shares (c)        13.5
                 P.O. Box 27367
                 Richmond, Virginia
                 23261

               William A. Forrest, Jr.      513,540 shares (d)        13.5
                 P.O. Box 27367
                 Richmond, Virginia
                 23261

               Quest Advisory Corp.         325,300 shares (e)         8.5
                 Charles M. Royce
                 1414 Avenue of the
                 Americas
                 New York, New York
                 10019

               David L. Babson &            221,900 shares (f)         5.8
               Company, Inc.
                 One Memorial Drive
                 Cambridge,
                 Massachusetts 02142


(a) Includes 247,189 shares held in a revocable trust of which Rudolph H. Bunzl is the sole trustee, sole beneficiary and has sole voting and investment power, and 80,424 shares as to which Rudolph H. Bunzl has shared voting and investment power. Of the shares in the latter category, 80,000 are held in certain trusts for the benefit of Rudolph H. Bunzl's wife and others, of which Rudolph H. Bunzl's wife is a trust committee member and the remainder are held by Rudolph H. Bunzl's wife. Rudolph H. Bunzl disclaims beneficial ownership of 80,424 of such shares.

(b) Bennett L. Kight and Frances B. Bunzl are co-trustees of a marital trust for the benefit of Mrs. Bunzl. Bennett L. Kight and Frances B. Bunzl share voting and investment power with respect to 429,298 of such shares that are owned by the trust. Bennett L. Kight disclaims beneficial ownership of all of such trust shares. In addition, Bennett L. Kight and Frances B. Bunzl have shared voting and investment power with respect to 593,622 such shares, which are held in certain trusts for the benefit of the children of Walter H. Bunzl, of which Bennett L. Kight and Frances B. Bunzl are co-trustees or members of the trust committee or which one of the trusts has the present right to acquire prior to the merger contemplated by the Merger Agreement from the children of Frances B. Bunzl. Bennett L. Kight and Frances B. Bunzl disclaim beneficial ownership of the shares held in all such trusts. Bennett L. Kight, Frances B. Bunzl and Mrs. Bunzl's children also share voting and investment power with respect to 36,800 shares owned by a charitable foundation of which each is a director. Bennett L. Kight and Frances B. Bunzl disclaim beneficial ownership of the shares in such charitable foundation.

(c) Includes 2,000 shares as to which Wallace Stettinius has sole voting and investment power and 513,540 shares as to which Wallace Stettinius has shared voting and investment power. All of the shares in the latter category are held in certain trusts for the benefit of the children of Rudolph H. Bunzl of which Wallace Stettinius and William A. Forrest, Jr. are co-trustees. Wallace Stettinius disclaims beneficial ownership of all shares held in such trusts.

(d) All of such shares are held in certain trusts for the benefit of the children of Rudolph H. Bunzl of which William A. Forrest, Jr., and Wallace Stettinius are co-trustees. William A. Forrest, Jr. disclaims beneficial ownership of all such shares.

(e) The information contained herein with respect to Quest Advisory Corp. and Charles M. Royce, is based solely on a Schedule 13G filed by such entities with the Securities and Exchange Commission, a copy of which was received by the Company on February 10, 1997. Such filing further stated that the acquisition of such shares was in the ordinary course of business and not in connection with or as a participant in any transaction having the purpose or effect of changing or influencing the control of the Company.

(f) The information contained herein with respect to David L. Babson & Company, Inc. is based solely on a Schedule 13G filed by such entity with the Securities and Exchange Commission, a copy of which was received by the Company on February 18, 1997. Such filing further stated that the acquisition of such shares was in the ordinary course of business and not in connection with or as a participant in any transaction having the purpose or effect of changing or influencing the control of the Company.

         The Board of Directors knows of no other person (including any "group") who is the beneficial owner of more than five percent of the Company's Common Stock.

SECURITY OWNERSHIP OF CERTAIN MANAGEMENT OF THE COMPANY

         The following table provides information, as of January 31, 1997, as to shares of Common Stock owned by each director, the Chief Executive Officer and the four other most highly compensated officers of the Company and by all directors and officers of the Company as a group:

                                    AMOUNT AND NATURE           PERCENT OF
NAME OF PERSON OR NUMBER OF           OF BENEFICIAL              CLASS IF
       PERSONS IN GROUP             OWNERSHIP (A)(B)           MORE THAN 1%
--------------------------         --------------------------  ------------

John D. Barlow, Jr.                   39,398 shares (c)            1.0
Rudolph H. Bunzl                     327,613 shares                8.6
Manuel Deese                             400 shares
Leo C. Drozeski, Jr.                  51,298 shares (c)            1.3
Bennett L. Kight                   1,059,720 shares               27.8
John L. Morgan                       121,149 shares (c)            3.2
Stanley F. Pauley                      1,100 shares
Gilbert M. Rosenthal                   1,000 shares
Wallace Stettinius                   515,540 shares               13.5
Bernard C. Wampler                       500 shares
Harry H. Warner                        1,500 shares
Randall L. Hagan                      38,543 shares (c)            1.0
Anthony M. Vincent                    17,892 shares (c)
All Officers and Directors as a    2,188,614 shares (d)           57.3
Group (17)
                                     - 34 -

(a) Includes 1,653,934 shares held by spouses, children and in certain trust relationships, which may be deemed to be beneficially owned by the directors and officers under the rules and regulations of the Securities and Exchange Commission, but as to which the directors and officers disclaim beneficial ownership.

(b) Except in situations described in Note (a) above where beneficial ownership is disclaimed, and except as set forth in the preceding table and the notes thereto, the beneficial owner of each share shown in the table has sole voting and investment power.

(c) Includes 10,100, 14,000, 38,100, 12,500, and 10,500 shares that may be acquired by Messrs. Barlow, Drozeski, Morgan, Hagan, and Vincent, respectively, on or before March 31, 1997, under the Company's stock option plans.

(d) Includes the shares described in Note (c) above and 11,000 shares that may be acquired by other officers on or before March 31, 1997, under the Company's stock option plans.

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

         (a)(3)  Exhibits

         The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

         2 Agreement of Merger among WBT Holdings LLC, WB Parent Corp., WB Acquisition Corp. and the registrant dated as of February 19, 1997 (filed herewith).

         3.1 Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)

         3.2 By-laws of the registrant (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto)

         10.1(a) Incentive Stock Option Plan (filed as Exhibit 10.1(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.1(b)           Amendment to Incentive Stock Option Plan (filed as
                           Exhibit 10.1(b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.2 1988 Performance Shares Plan (filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.3 1988 Stock Option Plan (filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference thereto)*

         10.4 American Filtrona Corporation Supplemental Benefit Plan (filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto)*

         10.5 1995 Stock Incentive Plan (filed as Exhibit A to the registrant's Proxy Statement, dated March 10, 1995, for the 1995 annual shareholder meeting and incorporated herein by reference thereto)*

         10.6 Agreement of Merger among WBT Holdings LLC, WB Parent Corp., WB Acquisition Corp. and the registrant dated as of February 19, 1997 (filed herewith).

         10.7 Form of Stay Bonus and Severance Benefit letter dated November 7, 1996 (filed herewith)*

         10.8 Form of Severance Benefit letter dated November 7, 1996 (filed herewith)*

         10.9 American Filtrona Severance Benefit Plan (filed herewith)*

         10.10             American Filtrona Corporation Severence Pay Plan
                           (filed herewith)*

         13 The registrant's Annual Report to Shareholders for the year ended December 31, 1996 (filed herewith) (Note 1)

         21 List of subsidiaries of the registrant (filed herewith)

         23                Consent of Independent Accountants (filed herewith)

         (b) the Company filed Current Reports on Form 8-K on November 12, 1996, and December 18, 1996.

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

FORM 10-K--ITEM 14(a)(1) AND (2) AND ITEM 14(d)

AMERICAN FILTRONA CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of American Filtrona Corporation and subsidiaries, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

         Consolidated Balance Sheet - December 31, 1996 and 1995

         Consolidated Statement of Income - Years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

COOPERS                                         Coopers & Lybrand L.L.P.
& LYBRAND                                       a professional services firm


Report of Independent Accountants

To the Shareholders and Board of Directors
American Filtrona Corporation:

We have audited the accompanying consolidated balance sheets of American Filtrona Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 10 through 16 of the 1996 Annual Report to Shareholders of American Filtrona Corporation and incorporated by reference herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Filtrona Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                /s/ COOPERS & LYBRAND L.L.P.


Richmond, Virginia
January 22, 1997
(February 19, 1997 as to Note 2)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN FILTRONA CORPORATION
                                            -----------------------------
                                                     (Registrant)

Dated:  March 28, 1997                      By: /s/ John L. Morgan
                                               ---------------------------
                                               John L. Morgan, Chairman
                                               and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 1997.

  Signature                          Title
  ---------                          -----

/s/ RUDOLPH H. BUNZL                Director
------------------------------
Rudolph H. Bunzl

/s/ JOHN D. BARLOW, JR.             Vice President - Finance
------------------------------      and Director (Principal
John D. Barlow, Jr.                   Financial and Accounting
                                      Officer)


/s/ JOHN L. MORGAN                  Chairman and Director
------------------------------      (Principal Executive
John L. Morgan                           Officer)


/s/ LEO C. DROZESKI, JR.            President and Director
------------------------------          (Principal Operating
Leo C. Drozeski, Jr.                    Officer)

                                    Director
------------------------------
Manuel Deese

/s/ BENNETT L. KIGHT                Director
------------------------------
Bennett L. Kight

/s/ STANLEY F. PAULEY               Director
------------------------------
Stanley F. Pauley

/s/ GILBERT M. ROSENTHAL            Director
------------------------------
Gilbert M. Rosenthal

/s/ WALLACE STETTINIUS              Director
------------------------------
Wallace Stettinius

/s/ BERNARD C. WAMPLER              Director
------------------------------
Bernard C. Wampler

/s/ HARRY S. WARNER                 Director
------------------------------
Harry S. Warner

                                 EXHIBIT INDEX
                                 -------------

Number and Name of Exhibit                  Page Number
--------------------------                  -----------


3.1            Restated Articles of       Incorporated by reference -
               Incorporation              see page 36

3.2            By-laws                    Incorporated by reference -
                                          see page 36

10.1(a)        Incentive Stock Option     Incorporated by reference -
               Plan                       see page 36

10.1(b)        Amendment to Incentive     Incorporated by reference -
               Stock Option Plan          see page 37

10.2           1988 Performance           Incorporated by reference -
               Shares Plan                see page 37

10.3           1988 Stock Option          Incorporated by reference -
               Plan                       see page 37

10.4           Supplemental Benefit Plan  Incorporated by reference -
                                          see page 37

10.5           1995 Stock Incentive Plan  Incorporated by reference -
                                          see page 37

10.6           Agreement of Merger        Pages 43 through 103

10.7           Form of Stay Bonus and
               Severance Benefit letter   Pages 104 through 106

10.8           Form of Severance Benefit
               letter                     Pages 107 through 109

10.9           Severance Benefit Plan     Pages 110 through 127

10.10          Severance Pay Plan         Pages 128 through 144

13             Annual Report              Pages 145 through 156

21             List of Subsidiaries       Page 157

23             Consent of Independent
               Accountants                Page 158