Form 10-Q
period 1997-03-31
AMERICAN FILTRONA CORP
filed 1997-05-07
CIK 5009

Page 1 of 7


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

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



Number of shares of common stock outstanding as of May 6, 1997: 3,816,629

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

                          PART I. FINANCIAL INFORMATION

                          AMERICAN FILTRONA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 1997 (Unaudited) and December 31, 1996


                                                             1997             1996
                                                          -----------      -----------
                           ASSETS
Current assets
   Cash and equivalents                                  $ 44,197,689     $ 43,267,438
   Accounts receivable                                     21,048,142       17,573,501
   Inventories                                             18,293,910       18,621,047
   Prepaid expenses and deferred income taxes               3,243,314        2,889,743
                                                         ------------     ------------
      Total current assets                                 86,783,055       82,351,729

Property, plant and equipment                              27,073,032       27,699,964

Other assets
   Excess cost over net assets of businesses acquired       4,585,196        4,692,821
   Notes receivable                                         2,434,843        2,434,843
   Other assets                                               354,376          374,536
                                                         ------------     ------------
                                                            7,374,415        7,502,200
                                                         ------------     ------------
                                                         $121,230,502     $117,553,893
                                                         ============     ============



            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 14,469,086     $ 15,342,954
   Accrued expenses                                         5,047,745        5,165,485
   Income taxes                                             2,824,969        1,367,795
                                                         ------------     ------------
      Total current liabilities                            22,341,800       21,876,234

Other liabilities
   Deferred income taxes                                    1,046,647          516,417
   Other liabilities                                          354,191        1,764,276
                                                         ------------     ------------
                                                            1,400,838        2,280,693

Shareholders' equity
   Common stock, $1 par value                               3,816,629        3,754,758
   Additional capital                                       2,542,910          926,673
   Retained earnings                                       92,238,150       89,703,400
   Cumulative translation adjustment                       (1,109,825)        (987,865)
                                                         ------------     ------------
                                                           97,487,864       93,396,966
                                                         ------------     ------------
                                                         $121,230,502     $117,553,893
                                                         ============     ============

                          AMERICAN FILTRONA CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               Three-Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)




                                                      1997             1996
                                                   -----------      -----------

          Revenues
             Net sales                             $52,966,728      $47,700,214
             Investment income                         368,431          329,985
                                                   -----------      -----------
                                                    53,335,159       48,030,199

          Costs and expenses
             Cost of products sold                  41,784,987       38,459,662
             Selling, research,
              administrative and
              general                                5,896,761        5,187,476
                                                   -----------      -----------
                                                    47,681,748       43,647,138
                                                   -----------      -----------

          Income before income taxes                 5,653,411        4,383,061

          Income taxes                               2,050,000        1,550,000
                                                   -----------      -----------

          Net income                               $ 3,603,411      $ 2,833,061
                                                   ===========      ===========

          Average shares outstanding                 3,805,358        3,737,391

          Earnings per share                              $.95            $ .76

          Dividends per share                             $.28            $.265

                          AMERICAN FILTRONA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               Three-Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                              1997            1996
                                                          -----------     -----------
Operating
   Net income                                             $ 3,603,411     $ 2,833,061
   Reconciling items
      Depreciation and amortization                         1,488,919       1,515,984
      Deferred income taxes                                   254,999        (245,571)
      (Decrease) from noncash working capital              (2,760,277)     (1,904,386)
      Other - net                                          (1,449,820)        145,656
                                                          -----------     -----------
                                                            1,137,232       2,344,744

Investing
   Acquisitions of property, plant and equipment             (816,428)     (1,388,286)


Financing
   Issuance of common stock                                 1,678,109          87,900
   Repurchase of common stock                                       -         (20,981)
   Dividends paid                                          (1,068,662)       (990,118)
                                                          -----------     -----------
                                                              609,447        (923,199)
                                                          -----------     -----------
Net increase in cash and equivalents                      $   930,251     $    33,259
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

The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1996 Form 10-K.

NOTE B. MERGER OF COMPANY

On February 19, 1997 the Company entered into a definitive merger agreement with WBT Holdings, LLC (WBT Holdings), a limited liability company owned by several trusts of which a director of the Company is a co-trustee. The agreement provides for a merger between the Company and a wholly-owned subsidiary of WBT Holdings in which shareholders of the Company (except for WBT Holdings and its affiliates) will receive a per share cash price of $46.52. In addition WBT Holdings has executed a definitive acquisition agreement with Bunzl plc, an international paper and plastics group quoted on the London Stock Exchange, pursuant to which, following the merger, the Company will sell its bonded fibers business to Bunzl plc for $72,450,000 in cash, subject to certain adjustments. Consummation of any transaction would be subject to normal regulatory filings, shareholder approval, and certain other conditions.

NOTE C. INVENTORIES

At March 31, 1997 and December 31, 1996 inventories consisted of (in thousands):

                                                            1997        1996
                                                            ----        ----
FIFO
   Finished products                                      $11,006     $10,522
   Work in process                                          1,444       1,448
   Raw materials                                            8,360       9,098
                                                          -------     -------
                                                           20,810      21,068
Less excess of FIFO over LIFO
   inventory value                                          2,516       2,447
                                                          -------     -------
                                                          $18,294     $18,621
                                                          =======     =======


Inventories stated at LIFO approximated $9,210 (1996 - $9,103).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

The Company has entered into a definitive merger agreement which provides for its shareholders to receive a per share cash price of $46.52 (see Note B of Notes to Condensed Consolidated Financial Statements).

BALANCE SHEET

The Company's strong financial condition and liquidity were maintained in the 1997 first quarter. Cash and equivalents represented 36% of total assets at March 31, 1997 compared to 37% at December 31, 1996. The ratio of current assets to current liabilities was 3.9 at March 31, 1997 compared to 3.8 at December 31, 1996. The accounts receivable increase from the historically lower year-end amount reflects the higher level of business activity in the quarter. The change in other liabilities arose primarily from the January, 1997 distribution of performance shares for the three-year period ended December 31, 1996 and the adjustment of related deferred income taxes.


INCOME STATEMENT

Comparison Between Three-Month Periods Ended March 31, 1997 and 1996

Net sales increased 11% between the first quarters of each year. The bonded fibers segment had higher sales in each of its product lines with very significant increases in tobacco filters and diagnostic test device components.

The plastic products segment growth resulted from a solid increase by the plastic extrusion companies which more than offset the expected lower sales of the Canadian flexible packaging company. Investment income increased 12% between the first quarters primarily as a result of the higher level of investments.

Cost of products sold increased 9% while selling, research, administrative and general expenses increased at a somewhat higher rate. However, the overall increase was also 9% for total costs and expenses.

Bonded fibers segment operating earnings increased very substantially for the 1997 first quarter because of the higher sales and improved operating efficiencies. The plastic products segment recorded a strong rise in operating earnings. Overall performance of the plastic extrusion companies was very good and the Canadian flexible packaging company posted a profit compared to a modest loss in 1996's first quarter. The combination of these factors produced a 29% increase in pretax income.

Income taxes increased 32% reflecting the higher level of income and estimate of the effective tax rate for 1997. Therefore, net income and related earnings per share increased by 27% and 25%.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- The Company filed Current Reports on Form 8-K on February 14, 1997 and February 28, 1997.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN FILTRONA CORPORATION
                                             (Registrant)





Date       May 6, 1997               /s/ John D. Barlow, Jr.
                                    -------------------------------------------
                                    John D. Barlow, Jr., Vice President-Finance
                                             (Chief Financial Officer)