Form 10-Q
period 1997-06-30
AMERICAN FILTRONA CORP
filed 1997-07-28
CIK 5009

Page 1 OF 7

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                          Commission File Number 0-7163


                          AMERICAN FILTRONA CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)



            Virginia                                      54-0574583
----------------------------------              -----------------------------
    (State of incorporation)                          (I.R.S. employer
                                                     identification no.)



  3951 WESTERRE PARKWAY, SUITE 300
  RICHMOND, VIRGINIA                                          23233
-------------------------------------            ----------------------------
        (Executive offices)                                 (Zip code)



Registrant's telephone number:  804-346-2400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes.  X   No.
                                                 -----    -----


Number of shares of common stock outstanding as of July 28, 1997:  3,817,629

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





                              PART I. FINANCIAL INFORMATION

                              AMERICAN FILTRONA CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEET
                     June 30, 1997 (Unaudited) and December 31, 1996



                                                             1997              1996
                                                         ------------      ------------
                           ASSETS
Current assets
   Cash and equivalents                                  $ 46,268,401      $ 43,267,438
   Accounts receivable                                     20,961,285        17,573,501
   Inventories                                             16,618,590        18,621,047
   Prepaid expenses and deferred income taxes               3,362,701         2,889,743
                                                         ------------      ------------
      Total current assets                                 87,210,977        82,351,729

Property, plant and equipment                              28,319,240        27,699,964

Other assets
   Excess cost over net assets of businesses acquired       4,484,336         4,692,821
   Notes receivable                                         2,434,843         2,434,843
   Other assets                                               211,136           374,536
                                                         ------------      ------------
                                                            7,130,315         7,502,200
                                                         ------------      ------------
                                                         $122,660,532      $117,553,893
                                                         ============      ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 14,532,761      $ 15,342,954
   Accrued expenses                                         5,683,435         5,165,485
   Income taxes                                             1,301,451         1,367,795
                                                         ------------      ------------
      Total current liabilities                            21,517,647        21,876,234

Other liabilities
   Deferred income taxes                                    1,063,247           516,417
   Other liabilities                                          347,046         1,764,276
                                                         ------------      ------------
                                                            1,410,293         2,280,693

Shareholders' equity
   Common stock, $1 par value                               3,816,629         3,754,758
   Additional capital                                       2,542,910           926,673
   Retained earnings                                       94,473,915        89,703,400
   Cumulative translation adjustment                       (1,100,862)         (987,865)
                                                         ------------      ------------
                                                           99,732,592        93,396,966
                                                         ------------      ------------
                                                         $122,660,532      $117,553,893
                                                         ============      ============










                             AMERICAN FILTRONA CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         Periods Ended June 30, 1997 and 1996
                                      (Unaudited)


                                    Three Months                    Six Months
                              --------------------------   ---------------------------
                                 1997           1996           1997           1996
                              -----------    -----------   ------------    -----------
Revenues
   Net sales                  $51,155,184    $49,458,610   $104,121,912    $97,158,824
   Investment income              522,157        403,351        890,588        733,336
                              -----------    -----------   ------------    -----------
                               51,677,341     49,861,961    105,012,500     97,892,160

Costs and expenses
   Cost of products sold       40,649,961     39,893,626     82,434,948     78,353,288
   Selling, research,
      administrative and
      general                   5,872,958      5,298,553     11,769,719     10,486,029
                              -----------    -----------   ------------    -----------
                               46,522,919     45,192,179     94,204,667     88,839,317
                              -----------    -----------   ------------    -----------

Income before income taxes      5,154,422      4,669,782     10,807,833      9,052,843

Income taxes                    1,850,000      1,625,000      3,900,000      3,175,000
                              -----------    -----------   ------------    -----------

Net income                    $ 3,304,422    $ 3,044,782   $  6,907,833    $ 5,877,843
                              ===========    ===========   ============    ===========

Average shares outstanding      3,816,629      3,741,027      3,811,025      3,739,209

Earnings per share                   $.86          $ .81          $1.81          $1.57

Dividends per share                  $.28          $.265          $ .56          $ .53
































                             AMERICAN FILTRONA CORPORATION

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six-Month Periods Ended June 30, 1997 and 1996
                                      (Unaudited)


                                                             1997             1996
                                                          ----------       ----------
Operating
   Net income                                             $6,907,833       $5,877,843
   Reconciling items
      Depreciation and amortization                        3,023,754        3,062,058
      Deferred income taxes                                   98,112         (387,365)
      (Decrease) from noncash working capital             (1,768,153)        (419,045)
      Other - net                                         (1,319,261)          11,185
                                                          ----------       ----------
                                                           6,942,285        8,144,676

Investing
   Acquisitions of property, plant and equipment          (3,482,112)      (2,639,195)

Financing
   Decrease in notes payable                                       -         (650,000)
   Issuance of common stock                                1,678,108          135,335
   Dividends paid                                         (2,137,318)      (1,981,470)
                                                          ----------       ----------
                                                            (459,210)      (2,496,135)
                                                          ----------       ----------
Net increase in cash and equivalents                      $3,000,963       $3,009,346
                                                          ==========       ==========


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.

The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a fair presentation in conformity with generally accepted accounting principles. For additional information regarding significant accounting policies and other financial data see the Company's December 31, 1996 Form 10-K.


NOTE B.  MERGER OF COMPANY

On July 1, 1997 the Company entered into a letter of intent for the acquisition by Bunzl plc of all outstanding shares of the Company for a per share cash price of $46.52. The trustees of trusts for members of the family of the late Walter Bunzl, trustees of trusts for certain members of the family of Rudolph H. Bunzl, and Mr. Bunzl individually have signed letters of commitment to vote their shares in favor of the transaction. Such shareholders have the right to vote approximately 46% of the Company's outstanding shares.

Execution of a definitive acquisition agreement is subject to final negotiation of terms and conditions and completion of business and financial reviews. Consummation of this transaction would be subject to normal regulatory filings, Company shareholder approval, and other usual conditions.


NOTE C. INVENTORIES

At June 30, 1997 and December 31, 1996 inventories consisted of (in thousands):

                                                           1997        1996
                                                         -------     -------
FIFO
   Finished products                                     $10,288     $10,522
   Work in process                                         1,342       1,448
   Raw materials                                           7,617       9,098
                                                         -------     -------
                                                          19,247      21,068
Less excess of FIFO over LIFO
   inventory value                                         2,628       2,447
                                                         -------     -------
                                                         $16,619     $18,621
                                                         =======     =======


Inventories stated at LIFO approximated $7,771 (1996 - $9,103).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

The Company has entered into a letter of intent for the acquisition of all of its outstanding stock for a per share cash price of $46.52 (see Note B of Notes to Condensed Consolidated Financial Statements).

BALANCE SHEET

The Company's strong financial condition and liquidity were maintained in the 1997 first half. Cash and equivalents represented 38% of total assets at June 30, 1997 compared to 37% at December 31, 1996. The ratio of current assets to current liabilities was 4.0 at June 30, 1997 compared to 3.8 at December 31, 1996. The accounts receivable increase from the historically lower year-end amount reflects the higher level of business activity in the first half. The change in other liabilities arose primarily from the January, 1997 distribution of performance shares for the three-year period ended December 31, 1996 and the adjustment of related deferred income taxes.

INCOME STATEMENT

Comparison Between Three-Month and Six-Month Periods Ended
June 30, 1997 and 1996

Net sales increased 3% between the second quarters and 7% between the six months of each year. The bonded fibers segment had lower sales for the second quarter as a decrease in tobacco filter sales from the strong 1996 period more than offset increased sales in other product lines. The plastic products segment sales growth resulted from a solid increase by the plastic extrusion companies offsetting expected lower sales of the Canadian flexible packaging company.

Investment income increased 30% between the second quarters and 21% between the six months of each year primarily as a result of the higher level of investments.

Costs and expenses increased 3% between the second quarters and 6% between the six months of each year which were generally in line with the sales increases. Cost of products sold increased at lower rates than the sales increases while selling, research, administrative and general expenses increased at somewhat higher rates in the periods.

The bonded fibers segment second quarter operating earnings decreased from the strong 1996 period because of the sales decrease; however, for the six months earnings were well ahead of the prior year's six-month period. The plastic products segment posted substantially increased earnings for the second quarter and six months compared to the 1996 periods. Overall performance of the plastic extrusion companies was very good in both periods and the Canadian flexible packaging company recorded profits compared to losses in last year's periods. The combination of these factors produced pretax income increases of 10% between the second quarters and 19% between the six months of each year.

Income taxes increased 14% between the second quarters and 23% between the six months of each year reflecting the higher level of income and estimate of the effective tax rate for 1997. Therefore, net income and related earnings per share increased by 9% and 6% between the second quarters and by 18% and 15% between the six months of each year.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1997.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN FILTRONA CORPORATION
                                            (Registrant)





Date      July 28, 1997             /s/ John D. Barlow, Jr.
                                    -------------------------------------------
                                    John D. Barlow, Jr., Vice President-Finance
                                    (Chief Financial Officer)